Form 10-Q
period 1996-03-31
MIKASA INC
filed 1996-05-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-13066

                                  MIKASA, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                        33-0099676
       -------------------------------       --------------------
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)

       20633 South Fordyce Ave., Long Beach, California       90810
       ------------------------------------------------     ----------
          (Address of principal executive offices)          (Zip Code)

                                 (310) 886-3700
                                 --------------
               Registrant's telephone number, including area code




       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
       Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..  No.....


          As of March 31, 1996, a total of 22,280,490 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.







                            Exhibit Index at Page 13

                                  MIKASA, INC.

                                TABLE OF CONTENTS



                                                                 Page
                                                                 ----
       PART I.   FINANCIAL INFORMATION

                 Item 1. Financial Statements

                         Consolidated Balance Sheets as of         3
                         March 31, 1996 and December 31, 1995

                         Consolidated Statements of Income         4
                         for the three months ended March 31,
                         1996 and 1995

                         Consolidated Statements of Cash Flows     5
                         for the three months ended March 31,
                         1996 and 1995

                         Notes to Consolidated Financial           6
                         Statements

                 Item 2. Management's Discussion and Analysis      7
                         of Financial Condition and Results of
                         Operations

       PART II.  OTHER INFORMATION

                 Item 6. Exhibits and Reports on Form 8-K          11

                 Signatures                                        12

                         PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS
       -----------------------------

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (In thousands, except per share data)

                                              March 31,   December 31,
                                                1996         1995
                                             ----------   -----------
                                             (Unaudited)
                     ASSETS
                     ------
   Cash, cash equivalents and short-term
    investments                              $  58,397     $  73,726
   Accounts receivable trade, net               25,339        23,436
   Inventories                                 156,579       152,679
   Prepaid expenses and other current assets     5,630         6,906
                                             ---------     ---------
      Total current assets                     245,945       256,747
   Property and equipment, net                  39,343        36,076
   Notes receivable and other assets               738           769
   Intangible assets, net                        5,352         5,420
                                             ---------     ---------
      Total assets                           $ 291,378     $ 299,012
                                             =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Accounts and notes payable                $  14,339     $  17,824
   Other current liabilities                    14,695        19,656
                                             ---------     ---------
      Total current liabilities                 29,034        37,480
   Deferred income taxes                         1,464         1,464
   Notes payable                                60,000        60,000
                                             ---------     ---------
      Total liabilities                         90,498        98,944
                                             ---------     ---------
   Preferred stock, undesignated, $0.01
     par value; authorized 20,000 shares;
     none issued and outstanding                    --            --
   Common stock, $0.01 par value;
     authorized 80,000 shares; issued
     and outstanding 22,280 shares              49,532        49,532
   Cumulative translation adjustment               830         1,026
   Retained earnings                           150,518       149,510
                                             ---------     ---------
      Total stockholders' equity               200,880       200,068
                                             ---------     ---------
      Total liabilities and
        stockholders' equity                 $ 291,378     $ 299,012
                                             =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                       (In thousands, except per share data)


                                                For The Three Months
                                                   Ended March 31,
                                                ---------------------
                                                 1996           1995
                                                 ----           ----

       Net sales                               $ 69,220       $ 69,819
       Cost of sales                             38,471         39,259
                                                -------        -------
          Gross profit                           30,749         30,560
       Selling, general and administrative
        expenses                                 28,872         24,742
                                                -------        -------
          Income from operations                  1,877          5,818
       Interest expense (income), net               212           (247)
                                                -------        -------
          Income before income taxes              1,665          6,065
       Income tax provision                         658          2,371
                                                -------        -------
            Net income                         $  1,007       $  3,694
                                                =======        =======
       Net income per share of common
        stock                                  $   0.05       $   0.17
                                                =======        =======
       Weighted average number of shares
        of common stock and common stock
        equivalents outstanding                  22,280         22,280
                                                =======        =======




















       The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                 (In thousands)

                                              For The Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  1996           1995
                                                  ----           ----
       Cash flows from operating activities:
        Net income                             $  1,007       $  3,694
        Adjustments to reconcile net income
         to net cash used in operating
         activities:
          Depreciation and amortization           1,042            819

          Changes in operating assets and
           liabilities                          (13,283)       (15,234)
                                                -------        -------
            Net cash used in operating
             activities                         (11,234)       (10,721)
                                                -------        -------
       Cash flows from investing activities:
        Capital expenditures                     (4,331)          (588)
        Decrease in notes receivable                 82          1,382
                                                -------        -------
          Net cash (used in) provided by
           investing activities                  (4,249)           794
                                                -------        -------
       Cash flows from financing activities:
        Net borrowings (payments) of short-
         term debt                                  235           (148)
                                                -------        -------
           Net cash provided by (used in)
            financing activities                    235           (148)
                                                -------        -------
           Effect of exchange rate changes on
            cash and cash equivalents               (81)           643
                                                -------        -------
           Net decrease in cash, cash
            equivalents and short-term
            investments                         (15,329)        (9,432)

       Cash, cash equivalents and short-term
        investments, beginning of period         73,726         76,885
                                                -------        -------
       Cash, cash equivalents and short-term
        investments, end of period             $ 58,397       $ 67,453
                                                =======        =======



       The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                 (In thousands)


       1.   Interim Financial Statements:
            ----------------------------
            The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       2.   Income Taxes:
            ------------
            For the three months ended March 31, 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes. For the three months ended March 31, 1995, income taxes have been provided at an estimated annual rate of 39.1% of income before taxes.

       3.   Accounts Receivable, Trade:
            --------------------------
            Receivables are net of allowances for uncollectible accounts of $623 at March 31, 1996 and $614 at December 31, 1995.

       4.   Property and Equipment:
            ----------------------
            Property and equipment, at cost, are net of accumulated depreciation and amortization of $20,073 at March 31, 1996 and $19,098 at December 31, 1995.

       5.   Intangible Assets:
            -----------------
            Intangible assets are net of accumulated amortization of $1,956 at March 31, 1996 and $1,888 at December 31, 1995.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -------------------------------------------------

       Results of Operations
       ---------------------
            The following table sets forth certain financial and operations data for the periods indicated:

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------

       Net Sales by Channel of Distribution:

       Direct to consumers                      $ 33,622      $ 28,473
       Retail accounts                            29,846        36,565
       International                               5,752         4,781
                                                 -------       -------
            Total                               $ 69,220      $ 69,819
                                                 =======       =======

       Operations Data:

       Stores open at beginning of period            119           100
       Stores opened during period                     3             1
       Stores closed during period                    (1)            -
                                                 -------       -------
       Stores open at end of period                  121           101
                                                 =======       =======

       Percentage increase in comparable
        store net sales                             2.6%          1.6%


                                                     As Of March 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------

       Total store gross square footage         1,123,800       946,200

       Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
       ----------------------------------------------------------------
            NET SALES. Net sales for the three months ended March 31, 1996 (the "current period") were $69.2 million, a decrease of $0.6 million or 0.9% from net sales of $69.8 million for the three months ended March 31, 1995 (the "prior period"). Net sales generated from United States operations decreased to $63.4 million in the current period from $65.0 million in the prior period, a decrease of $1.6 million or 2.4%. Of the Company's net sales decline in the United States, a decrease of $6.7 million or 18% from 1995 was accounted for by the retail account channel of distribution which was offset by an increase of $5.1 million or 18% over 1995 by the direct consumer channel of distribution. The

       Company's international business contributed $5.8 million in net sales in the current period, an increase of $1.0 million or 20.3% over 1995 net sales of $4.8 million. Sales to retail accounts during the first quarter were below first quarter of 1995 because of several factors, including reduced orders from the consolidation of certain major retail accounts and the shift of certain sales from the first quarter to the second quarter due to the timing of the retail calendar for 1996. The decrease in net sales from the domestic operations resulted from a decrease in the number of units sold partially offset by an increase in prices.

            GROSS PROFIT. Gross profit for the current period was $30.7 million, an increase of $0.2 million or 0.6% over the prior period's gross profit of $30.5 million. Gross profit as a percentage of net sales increased to 44.4% in the current period from 43.8% in the prior period. The gross profit increase as a percentage of net sales was due to the heavier weighting of more profitable direct consumer and international business.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $28.8 million, an increase of $4.1 million or 16.7% over prior period selling, general and administrative expenses of $24.7 million. As a percentage of net sales, such expenses increased to 41.7% in the current period from 35.4% in the prior period. During the current period, expenses associated with stores opened less than one year and for certain pre-opening expenses for stores opened during the current period and other stores expected to open in 1996 accounted for $3.1 million of the increase in selling, general and administrative expenses. This follows the Company's practice to expense all costs associated with new store openings in the period incurred. Pre-opening expenses were $0.5 million for both the current period and prior period.

            INCOME FROM OPERATIONS. Income from operations in the current period was $1.9 million, a decrease of $3.9 million or 67.7% from the prior period's income from operations of $5.8 million. This represented a decrease as a percentage of net sales to 2.7% in the current period from 8.3% in the prior period. This decrease was the net result of the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales as discussed above. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and lower than expected domestic sales contributed to the decline in income from operations.

            INTEREST EXPENSE, NET. Net interest expense was $0.2 million in the current period, an increase of $0.4 million or 185.8% from the prior period net interest income of ($0.2) million. The increase in net interest expense was due to decreased interest income in the current period which was primarily the result of less cash available for investment and lower earnings yield in the current period over the prior period.

       Liquidity and Capital Resources
       -------------------------------
            Historically, the Company has used cash from operations and debt financing to fund working capital requirements and capital expenditures. On June 2, 1994, the Company obtained $23.1 million in net proceeds from its initial public offering. Also, on May 19, 1993, the Company obtained $60.0 million in a placement of unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 1998, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of March 31, 1996, $4.4 million had been used for letters of credit under the revolving credit facility, and $45.6 million was unused and available.

            The Company had working capital of $216.9 million at March 31, 1996 and working capital of $219.3 million at December 31, 1995. Net cash used in operating activities was $11.2 million and $10.7 million in the three months ended March 31, 1996 and 1995, respectively. The increase in net cash used in operating activities in the three months ended March 31, 1996 compared to the same period of 1995 is attributable to the decrease in net income and other current liabilities in the current period offset by a lower increase in trade accounts receivable and inventory.

            Net cash (used in) provided by investing activities was ($4.2) million and $0.8 million in the three months ended
       March 31, 1996 and 1995, respectively. The Company made capital expenditures of $4.3 million in the three months ended March 31, 1996 (consisting primarily of new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores) and $0.6 million in the three months ended March 31, 1995 (consisting primarily of new retail stores' fixtures and leasehold improvements and distribution facilities' fixtures).

            Certain monetary assets and liabilities of the Company are in foreign currencies and may be subject to foreign exchange risk. Foreign currency exchange losses have not in the past had a material effect on the Company's financial condition since these assets and liabilities are not material to its consolidated monetary assets and liabilities. As such, these items have not been hedged by the Company.

            The Company's inventory purchases in 1995 were approximately 31% from Japanese factories and approximately 32% from Germany and Austria combined. The significant portion of the inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. The U.S. dollar has stabilized recently in relation to the Japanese yen and German mark from its substantial weakening early in 1995. To hedge against these foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with the Company's Japanese suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases;
       (iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. To further negate the impact from the earlier weakening of the dollar, the Company implemented selected price increases on many of its products sourced from Japan and Germany in July 1995. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

            The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 1998 which includes two one-year extension options. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. During the third quarter of 1995, the Company increased its off site warehouse space by utilizing another facility of approximately 100,000 square feet near the Secaucus facility. In March 1996, the Company announced plans to construct a new distribution facility in South Carolina. Construction of the 580,000 square foot facility commenced in the second quarter of 1996 and is anticipated to be completed in the latter part of 1997. Capital commitments associated with the facility are estimated at approximately $60 million, to be financed principally with existing funds and cash generated from operations. The Company is also evaluating possible alternative methods of financing the facility. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time.

            As of the close of the first quarter of 1996, domestic Company stores increased to 121 and the number of states in which the Company operates stores increased to 40. The Company plans to continue to pursue expansion of its store network. Present plans include opening between 20 and 30 stores in each of 1996 and 1997, including the 3 stores already opened during 1996. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of our expanding retail store network.

            The Company currently estimates that its aggregate capital expenditures in 1996 and 1997 will approximate up to $90 million, including the $60 million estimated for the construction of a new distribution facility, expansion of its retail store network

       (including initial investments in inventory) and for expansion of its international operations. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

       Seasonality and Quarterly Fluctuations
       --------------------------------------
            Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. Since the biggest retail selling season is the year-end holiday season, and as more of the Company's principal department store customers adopt electronic data interchange which allows them to defer shipments until later in the selling season, future sales are expected to be more heavily weighted toward the third and fourth quarters. In addition, the Company's retail stores experience a seasonal selling pattern similar to that of department stores although, in the case of the Company, sales are more heavily weighted toward the fourth quarter. As a result, as the Company increases the number of stores, the shift of sales volume toward the latter part of the year is expected to continue.

            The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is antici-pated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis.


                           PART II.  OTHER INFORMATION


       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                      (27)  Financial Data Schedule

                 (b)  Reports on Form 8-K

                      None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MIKASA, INC.
                                     (Registrant)



       Date:     May 14, 1996        /s/ Raymond B. Dingman
                                     -----------------------------
                                     Raymond B. Dingman
                                     President and Chief Operating
                                     Officer



                                     /s/ Brenda W. Flores
                                     -----------------------------
                                     Brenda W. Flores
                                     Vice President and Chief Financial
                                     Officer
                                     (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX
                                  -------------



       Exhibit
       No.               Description                             Page
       ---------------------------------------------------------------

       27            Financial Data Schedule                       14