Form 10-Q
period 1996-08-01
MIKASA INC
filed 1996-08-02
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
               PERIOD ENDED JUNE 30, 1996

     OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
               PERIOD FROM ________ TO ________

                       Commission File Number 1-13066

                                MIKASA, INC.
           (Exact name of Registrant as specified in its charter)

                 Delaware                            33-0099676
          -------------------------------         ----------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

     20633 South Fordyce Ave., Long Beach, California     90810
     ------------------------------------------------   ----------
     (Address of principal executive offices)           (Zip Code)

                               (310) 886-3700
                               --------------
     Registrant's telephone number, including area code




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.  Yes  X   No
                                             ----    ----

          As of June 30, 1996, a total of 22,280,490 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                          Manually Signed Original
                          Exhibit Index on Page 19
                             Page 1 of 20 pages

                                MIKASA, INC.

                             TABLE OF CONTENTS


                                                                  Page

     PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 1996 and December 31, 1995              3

                    Consolidated Statements of Income
                    for the three months ended June 30,
                    1996 and 1995, and six months ended
                    June 30, 1996 and 1995                           5

                    Consolidated Statements of Cash Flows
                    for the six months ended June 30,
                    1996 and 1995                                    6

                    Notes to Consolidated Financial
                    Statements                                       8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                       9

     PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                16

               Item 6.   Exhibits and Reports on Form 8-K           17

               Signatures                                           18

                                   PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    MIKASA, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share data)
                                                                 June 30,      December 31,
                                                                   1996            1995
                                                                -----------    ------------
                                                                (Unaudited)
     ASSETS
     Cash, cash equivalents and short-term investments             $ 44,708        $ 73,726
     Accounts receivable trade, net                                  22,669          23,436
     Inventories                                                    164,012         152,679
     Prepaid expenses and other current assets                        6,566           6,906
                                                                   --------        --------
          Total current assets                                      237,955         256,747
     Property and equipment, net                                     47,762          36,076
     Notes receivable and other assets                                  679             769
     Intangible assets, net                                           5,285           5,420
                                                                   --------        --------
          Total assets                                             $291,681        $299,012
                                                                   ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts and notes payable                                    $ 13,871        $ 17,824
     Other current liabilities                                       16,330          19,656
                                                                   --------        --------
          Total current liabilities                                  30,201          37,480
     Deferred income taxes                                            1,464           1,464
     Notes payable                                                   60,000          60,000
                                                                   --------        --------
          Total liabilities                                          91,665          98,944
                                                                   --------        --------



     Preferred stock, undesignated, $0.01 par value;
       authorized 20,000 shares; none issued and outstanding             --              --
     Common stock, $0.01 par value; authorized 80,000
       shares; issued and outstanding 22,280 shares                  49,532          49,532
     Cumulative translation adjustment                                  720           1,026
     Retained earnings                                              149,764         149,510
                                                                   --------        --------
          Total stockholders' equity                                200,016         200,068
                                                                   --------        --------
          Total liabilities and stockholders' equity               $291,681        $299,012
                                                                   ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                    MIKASA, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                                (In thousands, except per share data)

                                             For The Three Months    For The Six Months
                                                Ended June 30,         Ended June 30,
                                             ---------------------  ---------------------
                                               1996        1995        1996        1995
                                             --------   ---------   ---------   ---------

     Net sales                               $ 76,476    $ 76,855    $145,696    $146,674
     Cost of sales                             42,089      42,845      80,560      82,104
                                             --------    --------    --------    --------
       Gross profit                            34,387      34,010      65,136      64,570
     Selling, general and administrative
       expenses                                31,193      26,284      60,065      51,026
     Store closure charge                       4,100         ---       4,100         ---
                                             --------    --------    --------    --------
       Income (loss) from  operations           (906)       7,726         971      13,544
     Interest expense (income), net               339         101         551       (146)
                                             --------    --------    --------   ---------
       Income (loss) before income taxes      (1,245)       7,625         420      13,690
     Income tax provision (benefit)             (492)       2,982         166       5,353
                                             --------    --------    --------    --------
       Net income (loss)                     $  (753)    $  4,643    $    254    $  8,337
                                             ========    ========    ========    ========
     Net income (loss) per share of
       common stock                          $ (0.03)    $   0.21    $   0.01    $   0.37
                                             ========    ========    ========    ========
     Weighted average number of shares of
       common stock and common stock
       equivalents outstanding                 22,280      22,280      22,280     22,280
                                             ========     =======    ========     ======

     The accompanying notes are an integral part of these consolidated financial statements.

                                     MIKASA, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
                                                          For The Six Months Ended
                                                                   June 30,
                                                         ---------------------------
                                                             1996             1995
                                                         -----------       ---------
     Cash flows from operating activities:
       Net income                                        $       254       $   8,337
        Adjustments to reconcile net income to net
          cash used in operating activities:
          Depreciation and amortization                        2,282           1,723
          Changes in operating assets and liabilities        (17,542)        (28,631)
                                                         -----------       ---------
               Net cash used in operating activities         (15,006)        (18,571)
                                                         -----------       ---------
     Cash flows from investing activities:
       Capital expenditures                                  (14,014)         (2,618)
       Decrease in notes receivable                              151             1,430
                                                         -----------       ---------
         Net cash used in investing activities               (13,863)         (1,188)
                                                         -----------       ---------
     Cash flows from financing activities:
       Net payments of short-term debt                           (11)           (323)
                                                         -----------       ---------
         Net cash used in financing activities                   (11)             (323)
                                                         -----------       ---------
         Effect of exchange rate changes on cash
           and cash equivalents                                 (138)            773
                                                         -----------       ---------
         Net decrease in cash, cash equivalents
           and short-term investments                        (29,018)        (19,309)






     Cash, cash equivalents and short-term
       investments, beginning of period                       73,726          76,885
                                                         -----------       ---------
     Cash, cash equivalents and short-term
       investments, end of period                          $  44,708       $  57,576
                                                         ===========       =========

     The accompanying notes are an integral part of these consolidated financial statements.


                       MIKASA, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               (In thousands)


     1.   Interim Financial Statements:
          -----------------------------
          The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     2.   Income Taxes:
          -------------
          For the six months ended June 30, 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes. For the six months ended June 30, 1995, income taxes have been provided at an estimated annual rate of 39.1% of income before taxes.

     3.   Accounts Receivable, Trade:
          ---------------------------
          Receivables are net of allowances for uncollectible accounts of $567 at June 30, 1996 and $614 at December 31, 1995.

     4.   Property and Equipment:
          -----------------------
          Property and equipment, at cost, are net of accumulated depreciation and amortization of $21,058 at June 30, 1996 and $19,098 at December 31, 1995.

     5.   Intangible Assets:
          ------------------
          Intangible assets are net of accumulated amortization of $2,023 at June 30, 1996 and $1,888 at December 31, 1995.

     6.   Store Closures Charge:
          ----------------------
          For the second quarter ended June 30, 1996, the Company has decided to close ten stores that were not performing up to its expectations. The Company recognized an estimated $4,100 in non-recurring pre-tax charges related to these anticipated store closures in the current period, or $0.11 per share after tax. These stores are expected to close over the next 12 months.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Results of Operations
     ---------------------
          The following table sets forth certain financial and operations data for the periods indicated:

                                                   Three Months Ended
                                                         June 30,
                                                  -------------------
                                                   1996         1995
                                                  ------       ------
     Net Sales by Channel of Distribution:

     Direct to consumers                      $   40,846    $  38,569
     Retail accounts                              29,930       34,472
     International                                 5,700        3,814
                                              ----------    ---------
          Total                               $   76,476    $  76,855
                                              ==========    =========
     Operations Data:

     Stores open at beginning of period              121          101
     U. S. stores opened during period                 3            6
     Canadian store opened during period               1           --
     Stores closed during period <F1>                 --           --
                                              ----------    ---------
     Stores open at end of period                    125          107
                                              ==========    =========

     Percentage increase (decrease) in             (4.5%)         0.1%
     comparable store net sales

                                                       As of June 30,
                                                  -------------------

                                                   1996          1995
                                                  ------        ------

     Total U. S. store gross square footage     1,149,900      991,600

     --------------------
     <F1> The Company has decided to close ten stores that were not performing up to its expectations.  See "Management's
          Discussion and Analysis of Financial Condition and Results of Operations-Store Closures Charge."


     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
     JUNE 30, 1995
     ---------------------------------------------------------------
          NET SALES. Net sales for the three months ended June 30, 1996 (the "current period") were $76.5 million, a decrease of

     $0.3 million or 0.5% from net sales of $76.8 million for the three months ended June 30, 1995 (the "prior period"). Net sales generated from United States operations decreased to $70.8 million in the current period from $73.0 million in the prior period, a decrease of $2.2 million or 3.1%. Of the Company's net sales decline in the United States, a decrease of $4.5 million or 13.2% from the prior period was accounted for by the retail account channel of distribution which was offset by an increase of $2.3 million or 5.9% over the prior period by the direct consumer channel of distribution. The Company's international business contributed $5.7 million in net sales in the current period, an increase of $1.9 million or 49.4% over the prior period net sales of $3.8 million. Sales to retail accounts during the current period were below the prior period because of several factors, including reduced orders resulting from the consolidation in the department store and mass merchant markets and the election of certain customers to switch to electronic data interchange. The decrease in net sales from the domestic operations discussed above resulted from a decrease in the number of units sold which was partially offset by an increase in prices.

          GROSS PROFIT. Gross profit for the current period was $34.4 million, an increase of $0.4 million or 1.1% over the prior period's gross profit of $34.0 million. Gross profit as a percentage of net sales increased to 45.0% in the current period from 44.3% in the prior period. The gross profit increase as a percentage of net sales was primarily due to the heavier weighting of more profitable direct consumer and international business.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $31.1 million, an increase of $4.9 million or 18.7% over the prior period selling, general and administrative expenses of $26.2 million. As a percentage of net sales, such expenses increased to 40.8% in the current period from 34.2% in the prior period. During the current period, expenses associated with stores opened less than one year accounted for $2.5 million of the increase in selling, general and administrative expenses. The Company follows the practice of expensing all costs associated with new store openings in the period incurred. Such pre-opening expenses were $0.6 million for both the current period and the prior period.

          STORE CLOSURES CHARGE. The Company has decided to close ten stores of which nine have been operating for more than one year that were not performing up to its expectations. The Company recognized an estimated $4.1 million in non-recurring pre-tax charges related to these anticipated store closures in the current period, or $0.11 per share after tax. These stores are expected to close over the next 12 months. The Company believes these closures should have a positive impact on future earnings. The Company will continue to review its store performances to identify stores that are not performing to the Company's expectations.

          The preceding forward-looking statement involves risks and uncertainties inherent in the Company's business. The anticipated positive impact on future earnings of store closures is subject to risks and uncertainties as to whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision, which are based on current estimates of closure costs. Actual closure costs may vary.

          INCOME (LOSS) FROM OPERATIONS. (Loss) from operations in the current period was ($0.9) million, a decrease of $8.6 million from the prior period's income from operations of $7.7 million. This represented a decrease as a percentage of net sales to 1.2% in the current period from 10.1% in the prior period. This decrease was primarily attributable to expenses related to anticipated store closures and the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and lower than expected domestic sales contributed to the decline in income from operations.

          INTEREST EXPENSE, NET. Net interest expense was $0.3 million in the current period, an increase of $0.2 million from the prior period net interest expense of $0.1 million. The increase in net interest expense was primarily due to decreased interest income in the current period as a result of less cash available for investment and lower earnings yields.

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
     JUNE 30, 1995
     -----------------------------------------------------------
          NET SALES. Net sales for the six months ended June 30, 1996 (the "current period") were $145.7 million, a decrease of $0.9 million or 0.7% over net sales of $146.6 million for the six months ended June 30, 1995 (the "prior period"). Net sales generated from United States operations decreased to $134.2 million in the current period from $138.1 million in the prior period, a decrease of $3.9 million or 2.8%. Of the Company's net sales decline in the United States, a decrease of $11.3 million or 15.9% from the prior period was accounted for by the retail account channel of distribution which was offset by an increase of $7.4 million or 11.1% over the prior period by the direct consumer channel of distribution. The Company's international business contributed $11.5 million in net sales in the current period, an increase of $3.0 million or 33.2% over the prior period net sales of $8.5 million. Sales to retail accounts during the current period were below the prior period because of several factors, including reduced orders resulting from the continued consolidation in the department store and mass merchant markets and the election of certain customers to switch to electronic data interchange. The decrease in net sales from domestic operations discussed above resulted from a decrease in the number of units sold which was partially offset by an increase in prices.

          GROSS PROFIT. Gross profit for the current period was $65.1 million, an increase of $0.6 million or 0.9% over the prior period's gross profit of $64.5 million. Gross profit as a percentage of net sales increased to 44.7% in the current period from 44.0% in the prior period. The gross profit increase as a percentage of net sales was due to the heavier weighting of more profitable direct consumer and international business.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $60.0 million, an increase of $9.0 million or 17.7% over the prior period selling, general and administrative expenses of $51.0 million. As a percentage of net sales, such expenses increased to 41.2% in the current period from 34.8% in the prior period. During the current period, expenses associated with stores opened less than one year accounted for $5.1 million of the increase in selling, general and administrative expenses. The Company follows the practice of expensing all costs associated with new store openings in the period incurred. Such pre-opening expenses were $1.1 million for both the current period and the prior period.

          STORE CLOSURES CHARGE.   The Company has decided to close
     ten stores of which nine have been operating for more than one year that were not performing up to its expectations. The Company recognized an estimated $4.1 million in non-recurring pre-tax charges related to these anticipated store closures in the current period, or $0.11 per share after-tax. These stores are expected to close over the next 12 months. The Company believes these closures should have a positive impact on future earnings. The Company will continue to review its store performances to identify stores that are not performing to the Company's expectations.

          The preceding forward-looking statement involves risks and uncertainties inherent in the Company's business. The anticipated positive impact on future earnings of store closures is subject to risks and uncertainties as to whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision, which are based on current estimates of closure costs. Actual closure costs may vary.

          INCOME (LOSS) FROM OPERATIONS. Income from operations in the current period was $1.0 million, a decrease of $12.5 million from the prior period's income from operations of $13.5 million. This represented a decrease as a percentage of net sales to 0.7% in the current period from 9.2% in the prior period. This decrease was primarily attributable to the expenses related to certain anticipated store closures and the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and lower than expected domestic sales contributed to the decline in income from operations.

          INTEREST EXPENSE, NET. Net interest expense was $0.6 million in the current period, an increase of $0.7 million from the prior period net interest income of ($0.1) million. The increase in net interest expense was due to decreased interest income in the current period which was primarily the result of less cash available for investment and lower earnings yields.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
          Historically, the Company has used cash from operations and debt financing to fund working capital requirements and capital expenditures. On June 2, 1994, the Company obtained $23.1 million in net proceeds from its initial public offering. Also, on May 19, 1993, the Company obtained $60.0 million in a placement of unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 1998, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of June 30, 1996, $4.0 million had been used for letters of credit under the revolving credit facility, and $46.0 million was unused and available.

          The Company had working capital of $207.8 million at June 30, 1996 and working capital of $219.3 million at December 31, 1995. Net cash used in operating activities was $15.0 million and $18.6 million in the six months ended June 30, 1996 and 1995, respectively. The decrease in net cash used in operating activities in the six months ended June 30, 1996 compared to the same period of 1995 is attributable to the reduction in inventory purchases partially offset by the decrease in net income, income taxes payable and prepaid expenses. During 1995, the Company purchased inventory at a level greater than its rate of sale which resulted in a higher inventory level and higher use of cash in operating activities of $34.9 million for fiscal year 1995. The Company has decreased its inventory purchases during 1996 and expects to continue such decreased purchase levels until the inventory balance is restored to an acceptable balance for its business without impairing its expansion plans. Use of cash in operating activities for inventory for the six months ended June 30, 1996 increased by $11.4 million compared to an increase of $25.5 million for the six months ended June 30, 1995.

          Net cash used in investing activities was $13.9 million and $1.2 million in the six months ended June 30, 1996 and 1995, respectively. The Company made capital expenditures of $14.0 million in the six months ended June 30, 1996 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores) and $2.6 million in the six months ended June 30, 1995 (consisting primarily of new retail stores' fixtures and leasehold improvements and distribution facilities' fixtures).

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

          The Company's inventory purchases in 1995 were approximately 31% from Japanese factories and approximately 32% from Germany and Austria combined. The significant portion of the inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations that can affect the Company's gross profit margin. The U.S. dollar has stabilized recently in relation to the Japanese yen and German mark from its substantial weakening early in 1995. To hedge against the foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases;
     (iii) Sourcing of products from currencies other than Japanese and German where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

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

          As of the close of the second quarter of 1996, Company owned stores increased to 125, the number of states in which the Company operates stores increased to 41, and the Company opened its first Canadian store in June 1996. The Company plans to continue to pursue expansion of its store network. Present plans include opening between 20 and 30 stores in each of 1996 and 1997, including the 7 stores already opened during 1996. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of the Company's expanding retail store network.

          The Company currently estimates that its aggregate capital expenditures in 1996 and 1997 will approximate up to $90 million, including the $60 million estimated for the construction of the new distribution facility, expansion of its retail store network (including initial investments in inventory) and for expansion of its international operations. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

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

          The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis.

     FORWARD-LOOKING INFORMATION
     ---------------------------
          Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties inherent in the Company's business. Actual outcomes are dependent upon the Company's successful performance of internal plans, its ability to control inventory levels, customer changes in short range and long range plans, domestic and international competition in the Company's product areas, successful completion of construction within current cost estimates, continued acceptance of existing products and the development and acceptance of new products, performance issues with key suppliers, changes in government import and export policies, risks related to international transactions and hedging strategies, as well as general economic risks and uncertainties.


     PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------   ---------------------------------------------------
          At the Company's Annual Meeting of Stockholders held on
     May 29, 1996, the following members were re-elected to the Board of Directors:

               Raymond B. Dingman
               Norman R. Higo
               Michael Lax

            The following proposals were approved at the Company's Annual Meeting:

                                             Votes     Against or
                                              For      Withheld     Abstentions
                                          ----------   ----------   -----------

     1.  Re-election of three of its
         directors to the Board of
         Directors

            Raymond B. Dingman            19,913,405       16,423
            Norman R. Higo                19,913,505       16,323
            Michael Lax                   19,913,405       16,423

     2.  Ratification of appointment of
         Coopers & Lybrand L.L.P. as
         independent accountants for
         the 1996 fiscal year             19,926,997        1,677       1,154

     There were no broker non-votes with respect to Items 1 and 2 above.



     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     ------    --------------------------------

               (a)  Exhibits

                    (27)  Financial Data Schedule

               (b) Reports on Form 8-K

                    None.

                                 SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MIKASA, INC.
                              (Registrant)


     Date:  August __, 1996   /s/ Raymond B. Dingman
                              -------------------------------------
                              Raymond B. Dingman
                              President and Chief Operating Officer


                               /s/ Brenda W. Flores
                              -------------------------------------
                              Brenda W. Flores
                              Vice President and Chief Financial
                              Officer
                              (Principal Financial and
                              Accounting Officer)

                                EXHIBIT INDEX
                                -------------



     Exhibit
     No.               Description                             Page
     ---------------------------------------------------------------

     27            Financial Data Schedule                       20