Form 10-Q
period 1996-09-30
MIKASA INC
filed 1996-11-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....


          As of September 30, 1996, a total of 18,359,195 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.



                           Manually Signed Original
                           Exhibit Index on Page 19
                              Page 1 of 20 pages

                                 MIKASA, INC.

                              TABLE OF CONTENTS


                                                                  Page
                                                                  ----
PART  I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of                 3
                  September 30, 1996 and December 31, 1995

                  Consolidated Statements of Income                 4
                  for the three months ended September 30, 1996 and 1995, and nine months ended
                  September 30, 1996 and 1995

                  Consolidated Statements of Cash Flows             5
                  for the nine months ended September 30,
                  1996 and 1995

                  Notes to Consolidated Financial                   6
                  Statements

         Item 2.  Management's Discussion and Analysis              8
                  of Financial Condition and Results of
                  Operations

PART  II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                 17

            Signatures                                             18

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        MIKASA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                  September 30,   December 31,
                                                       1996           1995
                                                  -------------   ------------
                                                   (Unaudited)
                ASSETS

Cash, cash equivalents and short-term investments   $  5,614        $ 73,726
Accounts receivable trade, net                        34,314          23,436
Inventories                                          162,788         152,679
Prepaid expenses and other current assets              6,713           6,906
                                                    --------        --------
     Total current assets                            209,429         256,747
Property and equipment, net                           59,032          36,076
Notes receivable and other assets                        665             769
Intangible assets, net                                 5,427           5,420
                                                    --------        --------
     Total assets                                   $274,553        $299,012
                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $ 13,793        $  1,844
Accounts payable                                      13,620          15,980
Other current liabilities                             18,499          19,656
                                                    --------        --------
     Total current liabilities                        45,912          37,480
Deferred income taxes                                  1,464           1,464
Notes payable                                         60,000          60,000
                                                    --------        --------
     Total liabilities                               107,376          98,944
                                                    --------        --------
Preferred stock, undesignated, $0.01 par
  value; authorized 20,000 shares; none
  issued and outstanding                                --              --
Common stock, $0.01 par value; authorized
  80,000 shares; issued and outstanding
  18,359 and 22,280 shares at September 30,
  1996 and December 1995, respectively                49,532          49,532
Cumulative translation adjustment                        654           1,026
Retained earnings                                    156,603         149,510
                                                    --------        --------
                                                     206,789         200,068
Less treasury stock, 3,921 shares, at cost            39,612            --
                                                    --------        --------
     Total stockholders' equity                      167,177         200,068
                                                    --------        --------
     Total liabilities and stockholders' equity     $274,553        $299,012
                                                    ========        ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)




                               For The Three Months         For The Nine Months
                                Ended September 30,         Ended September 30,
                                -------------------         --------------------
                                  1996       1995             1996       1995
                                --------   --------         --------   ---------
Net sales                       $ 94,944   $ 94,576         $240,640   $241,250
Cost of sales                     52,260     52,350          132,820    134,454
                                --------   --------         --------   --------
  Gross profit                    42,684     42,226          107,820    106,796
Selling, general and
  administrative expenses         30,995     27,635           91,060     78,661
Store closure charge                --         --              4,100       --
                                --------   --------         --------   --------
  Income from operations          11,689     14,591           12,660     28,135
Interest expense, net                386        195              937         49
                                --------   --------         --------   --------
  Income before income taxes      11,303     14,396           11,723     28,086
Income tax provision               4,464      5,629            4,630     10,982
                                --------   --------         --------   --------

  Net income                    $  6,839   $  8,767         $  7,093   $ 17,104
                                ========   ========         ========   ========
Net income per share of
  common stock                  $   0.33   $   0.39         $   0.33   $   0.77
                                ========   ========         ========   ========
Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding                     20,688     22,280           21,746     22,280
                                ========   ========         ========   ========









                 The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                     For The Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                          1996        1995
                                                        --------    --------
Cash flows from operating activities:
  Net income                                            $  7,093    $ 17,104
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                         3,534       2,608
     Changes in operating assets and liabilities         (24,723)    (63,857)
                                                        --------    --------
     Net cash used in operating activities               (14,096)    (44,145)
                                                        --------    --------
Cash flows from investing activities:
  Capital expenditures                                   (26,510)     (3,777)
  Decrease in notes receivable                               231       1,619
                                                        --------    --------
     Net cash used in investing activities               (26,279)     (2,158)
                                                        --------    --------
Cash flows from financing activities:
  Net borrowings of short-term debt                       12,039         155
  Purchase of treasury stock                             (39,612)       --
                                                        --------    --------
     Net cash (used in) provided by financing
       activities                                        (27,573)        155
     Effect of exchange rate changes on cash
       and cash equivalents                                 (164)         (2)
                                                        --------    --------
     Net decrease in cash, cash equivalents and
       short-term investments                            (68,112)    (46,150)

Cash, cash equivalents and short-term
  investments, beginning of period                        73,726      76,885
                                                        --------    --------
Cash, cash equivalents and short-term
  investments, end of period                            $  5,614    $ 30,735
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

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (In thousands)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.    Income Taxes:

      For the nine months ended September 30, 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes. For the nine months ended September 30, 1995, income taxes have been provided at an estimated annual rate of 39.1% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $613 at September 30, 1996 and $614 at December 31, 1995.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $22,255 at September 30, 1996 and $19,098 at December 31, 1995.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,088 at September 30, 1996 and $1,888 at December 31, 1995.

6.    Store Closures Charge:

      During the second quarter ended June 30, 1996, the Company decided to close ten stores that were not performing up to its expectations. The Company recognized an estimated $4,100 in non-recurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996, or $0.11 per share after tax.

7.    Repurchase of Common Stock:

      During the third quarter ended September 30, 1996, the Company repurchased 2,235 shares of common stock from its Chairman at $8.95 per share through a private sale and 1,686 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The approximate aggregate cost of $40 million from the repurchase was treated as a reduction of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
      The following table sets forth certain financial and operations data for the periods indicated:

                                                  Three Months Ended
                                                      September 30,
                                                ------------------------
                                                  1996            1995
                                                --------        --------
Net Sales by Channel of Distribution:
 Direct to consumers                            $ 44,856        $ 41,788
 Retail accounts                                  43,776          49,224
 International                                     6,312           3,564
                                                --------        --------
     Total                                      $ 94,944        $ 94,576
                                                ========        ========
Operations Data:
 Stores open at beginning of period                  125             107

U. S. stores opened during period                      2               7
Stores closed during period <F1>                       1               1
                                                --------        --------
Stores open at end of period                         126             113
                                                ========        ========
Percentage decrease in comparable
  store net sales                                 (3.6%)          (2.4%)


                                                   As Of September 30,
                                                ------------------------
                                                  1996            1995
                                                --------        --------
Total U. S. store gross square footage          1,157,600       1,036,300

[FN]
<F1>  During the second quarter of 1996, the Company decided to close ten stores that were not performing up to its expectations.
      See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Store Closures Charge."


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      NET SALES. Net sales for the three months ended September 30, 1996 (the "current period") were $94.9 million, an increase of $0.3 million or 0.4% from net sales of $94.6 million for the three months ended September 30, 1995 (the "prior period"). Net sales generated from United States operations decreased to $88.6 million in the current period from $91.0 million in the prior period, a decrease of

$2.4 million or 2.6%. Of the Company's net sales decline in the United States, a decrease of $5.4 million or 11.1% from 1995 was accounted for by the retail account channel of distribution which was offset by an increase of $3.0 million or 7.3% over the prior period by the direct consumer channel of distribution. The Company's international business contributed $6.3 million in net sales in the current period, an increase of $2.7 million or 77.1% over the prior period net sales of $3.6 million. Sales to retail accounts during the current period were below the prior period because of several factors, including reduced orders resulting from the consolidation in the department store and mass merchant markets and the election of certain customers to switch to electronic data interchange. The decrease in net sales from the domestic operations discussed above resulted from a decrease in the number of units sold which was partially offset by an increase in prices.

      GROSS PROFIT. Gross profit for the current period was $42.7 million, an increase of $0.5 million or 1.1% over the prior period's gross profit of $42.2 million. Gross profit as a percentage of net sales increased to 45.0% in the current period from 44.6% in the prior period. The gross profit increase as a percentage of net sales was primarily due to the heavier weighting of more profitable direct to consumer business and the higher margins in the current period from the international business.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $31.0 million, an increase of $3.4 million or 12.2% over the prior period selling, general and administrative expenses of $27.6 million. As a percentage of net sales, such expenses increased to 32.6% in the current period from 29.2% in the prior period. During the current period, expenses associated with stores opened less than one year accounted for $2.5 million of the increase in selling, general and administrative expenses. The Company's practice of expensing all costs associated with new store openings as incurred contributed
$0.2 million to expenses in the current period, a decrease of $0.4 million from the prior period's pre-opening expenses. The balance of the increase in expenses was from the addition of the Canadian subsidiary acquired in October 1995 and the increase in operating expenses from sales to the Company's retail account base. Many of the Company's large corporate retail account customers have instituted electronic data interchange ordering. This produces smaller and more frequent orders from these customers resulting in greater labor and supply costs for the Company. Most of the expense increase from the retail account base was from this added cost and the bad debt expense related to the bankruptcy filing of one of the Company's customers.

      INCOME FROM OPERATIONS. Income from operations in the current period was $11.7 million, a decrease of $2.9 million or 19.9% from the prior period's income from operations of $14.6 million. This represented a decrease as a percentage of net sales to 12.3% in the current period from 15.4% in the prior period. This decrease was primarily attributable to the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and lower domestic sales contributed to the decline in income from operations.

      INTEREST EXPENSE, NET. Net interest expense was $0.4 million in the current period, an increase of $0.2 million from the prior period net interest expense of $0.2 million. The increase in net interest expense was primarily due to decreased interest income in the current period as a result of less cash available for investment and lower earnings yields.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

      NET SALES. Net sales for the nine months ended September 30, 1996 (the "current period") were $240.6 million, a decrease of $0.7 million or 0.3% over net sales of $241.3 million for the nine months ended September 30, 1995 (the "prior period"). Net sales generated from United States operations decreased to $222.9 million in the current period from $229.1 million in the prior period, a decrease of $6.2 million or 2.7%. Of the Company's net sales decline in the United States, a decrease of $16.7 million or 13.9% from 1995 was accounted for by the retail account channel of distribution which was offset by an increase of $10.5 million or 9.6% over the prior period by the direct to consumer channel of distribution. The Company's international business contributed $17.8 million in net sales in the current period, an increase of $5.6 million or 46.1% over the prior period net sales of $12.2 million. Sales to retail accounts during the current period were below the prior period because of several factors, including reduced orders resulting from the continued consolidation in the department store and mass merchant markets and the election of certain customers to switch to electronic data interchange. The decrease in net sales from domestic operations discussed above resulted from a decrease in the number of units sold which was partially offset by an increase in prices.

      GROSS PROFIT. Gross profit for the current period was $107.8 million, an increase of $1.0 million or 1.0% over the prior period's gross profit of $106.8 million. Gross profit as a percentage of net sales increased to 44.8% in the current period from 44.3% in the prior period. The gross profit increase as a percentage of net sales was due to the heavier weighting of more profitable direct consumer business and the higher margins in the current period from the international business.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $91.1 million, an increase of $12.4 million or 15.8% over the prior period selling, general and administrative expenses of $78.7 million. As a percentage of net sales, such expenses increased to 37.8% in the current period from 32.6% in the prior period. During the current period, expenses associated with stores opened less than one year accounted for $7.6 million of the increase in selling, general and administrative expenses. The Company's practice of expensing all costs associated with new store openings as incurred contributed
$1.3 million to expenses in the current period, a decrease of $0.4 million from the prior period's pre-opening expenses. The balance of the increase in expenses was from the addition of the Canadian subsidiary acquired in October 1995 and the increase in operating expenses from sales to the Company's retail account base. Many of the Company's large corporate retail account customers have instituted electronic data interchange ordering. This produces smaller and more frequent orders from these customers resulting in greater labor and supply costs for the Company. Most of the expense increase from the retail account base was from this added cost and the bad debt expense related to the bankruptcy filing of one of the Company's customers.

      STORE CLOSURES CHARGE.   During the second quarter ended
June 30, 1996, the Company decided to close ten stores that were not performing up to its expectations of which nine have been operating for more than one year. The Company recognized an estimated $4.1 million in non-recurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996, or $0.11 per share after-tax. The Company believes these closures should have a positive impact on future earnings. The Company will continue to review its store performances to identify stores that are not performing to the Company's expectations.

      INCOME FROM OPERATIONS. Income from operations in the current period was $12.7 million, a decrease of $15.4 million or 55% from the prior period's income from operations of $28.1 million. This represented a decrease as a percentage of net sales to 5.3% in the current period from 11.7% in the prior period. This decrease was primarily attributable to the expenses related to certain anticipated store closures and the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and lower domestic sales contributed to the decline in income from operations.

      INTEREST EXPENSE, NET. Net interest expense was $0.9 million in the current period an increase of $0.9 million from the prior period net interest expense or $0.05 million. The increase in net interest expense was due to decreased interest income in the current period which was primarily the result of less cash available for investment and lower earnings yields.

Liquidity and Capital Resources
-------------------------------
      Historically, the Company has used cash from operations and debt financing to fund working capital requirements and capital expenditures. On June 2, 1994, the Company obtained $23.1 million in net proceeds from its initial public offering. Also, on May 19, 1993, the Company obtained $60.0 million in a placement of unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 1999, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of September 30, 1996, $4.5 million had been used for letters of credit under the revolving credit facility, as well as $12.0 million had been used to partially finance its repurchase of common stock, capital
expenditures and working capital needs.   The balance of $33.5
million was unused and available.

      The Company had working capital of $163.5 million at September 30, 1996 and working capital of $219.3 million at December 31, 1995. Net cash used in operating activities was $14.1 million and $44.1 million in the nine months ended September 30, 1996 and 1995, respectively. The decrease in net cash used in operating activities in the nine months ended September 30, 1996 compared to the same period of 1995 is attributable to the reduction in inventory purchases and reduction in trade accounts receivables partially offset by the decrease in net income. During 1995, the Company purchased inventory at a level greater than its rate of sales which resulted in a higher inventory level and greater use of cash of $34.9 million for fiscal year 1995. The Company has decreased its level of inventory purchases during 1996 and expects to continue such decreased purchase levels until the inventory balance is restored to an acceptable balance for its business without impairing its expansion plans. Use of cash in operating activities for inventory for the nine months ended September 30, 1996 increased by $10.2 million compared to an increase of $46.0 million for the nine months ended September 30, 1995.

      Net cash used in investing activities was $26.3 million and $2.2 million in the nine months ended September 30, 1996 and 1995, respectively. The Company made capital expenditures of $26.5 million in the nine months ended September 30, 1996 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores) and $3.8 million in the nine months ended September 30, 1995 (consisting primarily of new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing stores).

      Net cash (used in) provided by financing activities was ($27.6) million and $0.2 million in the nine months ended September 30, 1996 and 1995, respectively. During the quarter ended September 30, 1996, the Company utilized $12.0 million of its revolving credit facility to partially finance its repurchase of common stock, capital expenditures and working capital needs. The repurchase consisted of 2,234,637 shares of common stock from the Company's Chairman at $8.95 per share through a private sale and 1,686,658 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of the repurchase was approximately $40 million.

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

      The Company's inventory purchases in 1995 were approximately 31% from Japanese factories and approximately 32% from Germany and Austria combined. The significant portion of the inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations that can affect the Company's gross profit margin. The U.S. dollar has stabilized recently in relation to the Japanese yen and German mark from its substantial weakening early in 1995. To hedge against foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are:
(i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products from currencies other than Japanese and German where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

      The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 1998 which includes two one-year extension options. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. In March 1996, the Company announced plans to construct a new distribution facility in South Carolina. Construction of the 580,000 square foot facility commenced in the second quarter of 1996 and is anticipated to be completed in the latter part of 1997. As of September 30, 1996, $19 million of the estimated $60 million capital commitments associated with this facility was incurred. The Company expects to finance the balance of this capital commitment principally with cash generated from operations. The Company is also evaluating possible alternative methods of financing the facility. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time.

      As of the close of the third quarter of 1996, Company owned stores increased to 126, including the store in Canada that was opened in June 1996. The number of states in which the Company operates stores remained at 41. The Company plans to continue to pursue expansion of its store network. Present plans include opening 18 stores in 1996, of which 9 stores have been opened through the third quarter, and between 20 and 30 stores in 1997. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of the Company's expanding retail store network.

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

Forward-Looking Information
---------------------------
      Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of
1995) that involves risk and uncertainties inherent in the Company's business. Actual outcomes are dependent upon the Company's successful performance of internal plans, its ability to control inventory levels, customer changes in short range and long range plans, domestic and international competition in the Company's product areas, whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision (which are based on current estimates of closure costs), successful completion of construction within current cost estimates, continued acceptance of existing products and the development and acceptance of new products, performance issues with key suppliers, changes in government import and export policies, risks related to international transactions and hedging strategies, as well as general economic risks and uncertainties.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 (10)       Material contracts

                        -- Stock Purchase Agreement dated August 6, 1996, between Alfred J. Blake and Mikasa, Inc. incorporated by reference to the exhibit filed with the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996 as Exhibit No. (c)(1).

                        -- Employment and Consulting Agreement dated August 6, 1996 between Alfred J. Blake and American Commercial, Incorporated and Mikasa, Inc. incorporated by reference to the exhibit filed with the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996 as Exhibit No. (c)(2).

                 (27)       Financial Data Schedule

                 (99)       Additional Exhibits

                        --   Offer to Purchase, dated August 8, 1996
                             incorporated by reference to the exhibit filed with the Company's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996 as Exhibit No. (a)(1).

            (b) Reports on Form 8-K

                  None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MIKASA, INC.
                                    (Registrant)




Date:  November 14, 1996             /s/ Raymond B. Dingman
                                    -------------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                     /s/ Brenda W. Flores
                                    -------------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                   EXHIBIT INDEX
                                   -------------



Exhibit
No.               Description                                    Page
-------------------------------------------------------------------------

27          Financial Data Schedule                                20