Form 10-K
period 1996-12-31
MIKASA INC
filed 1997-03-31
CIK 920758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                   OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD For the transition period from __________ to __________

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      33-0099676
           --------                                      ------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

 20633 South Fordyce Ave., Long Beach, California            90810
 ------------------------------------------------            -----
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (310) 886-3700

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
     Common Stock par value $0.01         New York Stock Exchange, Inc.
           per share

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Aggregate market value of the voting stock (based on the closing price of such stock as reported on the New York Stock Exchange Composite Transactions)
                    held by non-affiliates of the Registrant
                       As of March 5, 1997 -- $64 million

 Number of Shares of Common Stock outstanding as of March 5, 1997 -- 18,359,195

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

     Portions of the Definitive Proxy Statement for the 1997 Annual Meeting
                                  (in Part III)

                           EXHIBIT INDEX ON PAGE 48

                                  MIKASA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                     PART I

Item 1.     Business                                                     4
Item 2.     Properties                                                  14
Item 3.     Legal Proceedings                                           15
Item 4.     Submission of Matters to a Vote of Security Holders         15

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related           15
            Stockholder Matters
Item 6.     Selected Consolidated Financial and Operations Data         16
Item 7.     Management's Discussion and Analysis of Financial           17
            Condition and Results of Operations
Item 8.     Financial Statements and Supplementary Data                 25
Item 9.     Changes in and Disagreements With Accountants on            42
            Accounting and Financial Disclosure

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant          42
Item 11.    Executive Compensation                                      42
Item 12.    Security Ownership of Certain Beneficial Owners and         42
            Management
Item 13.    Certain Relationships and Related Transactions              42

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports         43
            on Form 8-K

                                     PART I
ITEM 1.     BUSINESS

GENERAL

Mikasa, Inc. ("Mikasa" or the "Company") is a leading designer, developer and marketer of quality tabletop products. The Company's wide range of products includes ceramic dinnerware, crystal stemware, crystal serveware, stainless steel flatware, gifts and decorative accessories for the home. The Company develops product designs through its internal staff, independent designers and jointly through certain of its varied factory relationships.

The Company was originally incorporated in California in 1936 and during its early years was primarily a trading company. In the 1950's, the Company entered the dinnerware market and the Mikasa trademark was adopted. Over the past 20 years, the Company's product lines have been gradually broadened to include other tabletop items. During that period, as the Company owns no manufacturing facilities, it diversified its sources of supply, which traditionally had been based in Japan. Today, the Company's products are manufactured in 24 countries, including the United States. The Company distributes its products in the United States through both retail account and direct consumer channels. Internationally, the Company sells its products through authorized distributors primarily in selected countries. In 1985, certain members of the Company's senior management team acquired control of the Company from its original founders.

The Company was reincorporated in Delaware in March 1994. The principal executive offices of the Company are located at 20633 South Fordyce Avenue, Long Beach, California 90810.


PRODUCTS

The Company offers a broad line of casual and formal dinnerware, crystalware and glassware, stainless steel flatware, gifts and decorative accessories for the home. Styles range from traditional designs to fashion-oriented, contemporary patterns. The Company's products consist of:

    o   Dinnerware, which includes plates, bowls, cups, saucers and mugs;

    o Crystalware (or glassware), which includes crystal stemware, crystal serveware, drinking glasses and barware;

    o   Flatware, which includes stainless steel knives, forks and spoons; and

    o Gift and decorative accessories, which include natural extensions to the Company's product lines such as serving platters, bowls and pitchers, special ceramic or crystal gift items, and accessories such as linens, candlestick holders, salt and pepper shakers, candles, and other household items.

The Company supports its product mix by offering different brand names for different target markets.

MIKASA(R) BRAND

The Mikasa(R) brand is positioned as an upscale product line which is typically sold in the "upstairs" china and crystal departments of department stores and in specialty stores. Mikasa(R) products include dinnerware, crystalware, flatware and giftware. Mikasa(R) dinnerware is separated into four basic classifications: bone china, fine china, semi-porcelain and earthenware. Within each classification, dinnerware is primarily sold by pattern. Once a pattern becomes popular, the Company may introduce dinnerware accessories in that pattern and may also introduce coordinating stemware. Place settings are also made for children's use. Mikasa(R) crystalware includes a range of products extending from full lead (24% or more lead oxides) to unleaded glassware. These products include stemware, barware, serving platters and bowls, salt and pepper shakers, vases, candlestick holders, picture frames, clocks and paper weights. Mikasa(R) flatware is available in several configurations, including all stainless steel, gold and stainless steel or plastic with stainless steel. Mikasa(R) giftware products include vases, serving trays, carafes, picture frames, mugs and children's products.

STUDIO NOVA(R) BRAND

Studio Nova(R) products are similar to Mikasa(R) products, but are designed with a more casual feel for everyday entertaining and personal use. Studio Nova(R) products are developed to be sold in the "downstairs" housewares department of department stores and in specialty stores, and include dinnerware, crystalware, flatware and giftware. Studio Nova(R) dinnerware is primarily sold by pattern in prepackaged sets such as 20-piece starter sets and 5-piece accessory completer sets. As patterns gain in popularity, accessories are added to the line. Studio Nova(R) crystalware products typically include unleaded products which are mass produced. These products include serveware, stemware and tabletop accessories. Studio Nova(R) flatware is stainless steel or plastic with stainless steel. Patterns are designed to coordinate with dinnerware. Studio Nova(R) giftware items are generally geared toward kitchen use and include storage items and other kitchen items such as wicker baskets, wood and marble cutting boards and cookware.

OTHER BRANDS

Home Beautiful(R) products are similar in nature to those of the Studio Nova(R) brand, except that they are developed for sale to mass merchants, warehouse clubs and retail drug chains. These products include dinnerware, crystalware, flatware and giftware.

Christopher Stuart(R) products are limited to dinnerware, crystalware and giftware. These products are developed to meet promotional price points for the "upstairs" china and crystal departments of department stores.

PRODUCT DEVELOPMENT

The Company commits a significant amount of its resources to product design. As a marketing, distribution and retail operation, rather than a manufacturing concern, the Company is able to design products to meet consumer preference, rather than the capabilities of specific manufacturing equipment. To research and confirm consumer preference trends, the Company's product development team travels extensively in Europe, Asia, and major American markets, and attends major fashion and design shows around the world.

The product development team includes on-staff designers, as well as a number of outside designers. The Company's independent designers are located around the world and are utilized on a contract or royalty basis. The Company maintains agreements with its contract and royalty designers for the purchase of exclusive rights to specific tabletop patterns originating in whole or in part from those designers.

The Company utilizes its retail store network to test market new products before committing to substantial production. All products within the Company's store network are identified on a stock keeping unit basis by bar code labels which are read at the point of sale. Daily sales records are polled electronically at the end of each business day and sales and profitability information for new product introductions is reviewed to determine consumer acceptance.

Generally, the Company introduces new products on a limited item basis. In the case of dinnerware, the basic 5-piece place setting with minimal serving pieces is offered to the consumer at introduction. As product lines gain consumer acceptance, the Company looks for natural product extensions, such as coordinating gift items, carafes and cookware.

SUPPLY AND MANUFACTURING

The Company does not own or operate any manufacturing facilities, but contracts out production to the geographically diverse group of manufacturers with which the Company maintains business relationships.

More than 90% of the Company's products are manufactured outside the United States. The Company sources its products through approximately 170 factories, in 24 foreign countries. Until the early 1970's, the Company sourced its products almost exclusively from Japan, and the Company's product lines were limited to ceramic dinnerware. Over the past 20 years, the Company has gradually broadened the countries from which it sources products. Approximately 26% of the Company's products are purchased from Japan and approximately 29% are purchased from Germany and Austria combined and approximately 12% are purchased from Malaysia. No other country accounts for more than 10% of the Company's products.

The Company monitors the quality of the products produced in the factories of its suppliers. The Company's quality control assurance program has four key elements: (i) Selecting manufacturers which have appropriate quality control procedures which facilitate the production of products at a consistent quality level; (ii) Selecting manufacturers that are committed to maintaining a level of technology in their manufacturing to remain competitive over time; (iii)

Limiting the products sourced from a new supplier until that supplier has proven to be capable of consistently producing products at a quality level which meets the Company's expectations; and (iv) Where the Company deems it appropriate, inspection by Company representatives of products at the manufacturer's factory. Such product inspections continue until the factory earns the confidence of the Company, at which time inspections become periodic or are made as the Company perceives a need.

Generally, the Company does not maintain long-term contractual relationships with its suppliers. Most product purchases are made on the basis of purchase orders of less than one year's duration. A large percentage of the Company's products, however, are manufactured by companies with long-standing relationships with the Company, certain of which have existed for more than 30 years. As a result of these relationships, the Company is able to select from a number of manufacturers with which it has had significant experience when ordering its products. If, however, none of these companies are suitable for the manufacture of a particular product, or do not offer competitive terms, the Company will evaluate other suppliers. The Company's two principal suppliers provided products which accounted for an aggregate of approximately 33% of the Company's purchases in 1996. Each of such suppliers accounted for more than 10% of the Company's 1996 purchases. Of the Company's two principal suppliers, one is a Japanese manufacturer of ceramic products and the other is a German manufacturer of crystal products. The Company has maintained beneficial relationships with these suppliers for more than 10 years without interruption and has no reason to believe that these relationships will not continue in the future. Management believes that sufficient accessible worldwide manufacturing capacity exists to reduce the risk to the Company of product shortages or unfavorable pricing terms.

SALES AND MARKETING

The Company distributes its products in the United States through both retail account and direct consumer channels and outside the United States primarily to retail accounts. Within the United States, the Company sells its products to department and specialty stores, mass merchants, warehouse clubs, catalog showrooms, corporate incentive markets, military base exchanges, home shopping television, hotels and fine restaurants. The Company also retails a significant portion of its product line through its own retail store network. No single customer or retail account buying group accounted for more than 10% of the Company's consolidated net sales. In 1996, the domestic retail account and direct consumer distribution channels accounted for 40% and 53%, respectively, of the Company's total net sales, with the balance attributable to international sales.

RETAIL ACCOUNT

The Company sells its proprietary branded products to various retailers that resell the products to the consumer and to other institutional customers. The Mikasa(R), Studio Nova(R) and Christopher Stuart(R) brands are sold primarily to department stores and independent specialty retailers. The Home Beautiful(R) brand is sold primarily to warehouse clubs, catalog showrooms and mass merchants.

The Company's management has divided the United States into selling regions by channel of distribution and brand. A sales manager is responsible for each selling region. Each sales manager will use as many independent sales representatives ("representatives") or independent sales organizations ("organizations") as are required to adequately service a selling region. A representative or organization sells one or more of the Company's brands to certain channels of distribution in a specific market area. Currently, there are 11 selling regions with approximately 70 representatives or organizations in the Company's United States retail account operations.

CONSUMER

The Company's retail channel of distribution is primarily through its retail store network. The Company's consumer sales also include its semi-annual warehouse sales made through its two distribution centers and consumer direct sales made through its service center. The Company's retail stores represent an opportunity for the Company to raise consumer awareness of the Mikasa(R) brand, as well as other brands owned by the Company. Retail stores provide a testing laboratory for new products where consumer behavior can be more closely monitored. They can also serve as outlets for selling discontinued products at margins higher than would be provided by selling those products through traditional department and specialty retailers, discounters or liquidators. Minimizing the use of liquidators allows the Company to dispose of surplus inventories in a fashion which is non-disruptive to major market areas. The additional sales volume provided by the retail stores, when combined with the retail account volume, also provides the Company with additional purchasing power.

The Company opened its first retail store under the Mikasa(R) brand name at its east coast distribution center in Secaucus, New Jersey in 1978. At December 31, 1996, the Company operated 134 factory stores in 41 states and Canada, 17 stores were opened in 1996 and 2 stores closed in 1996. The Company presently intends to open between 20 and 25 new retail stores in 1997. The Company's ability to open additional retail stores, however, is contingent upon several factors, including the construction of factory outlet centers by developers, the availability of space in existing outlet and conventional strip centers and the appropriateness of a particular center as a site for one of the Company's retail stores. The Company is selective about the sites for its retail stores and evaluates the location, the developer and the quality of other tenants as well as the tenant mix in the center, among other factors.

The Company uses a standardized format for its retail stores opened under the Mikasa(R) brand name, including lighting, fixtures and signage. A new store will range from approximately 7,500 to 15,000 square feet and an initial investment in the range of $300,000 to $1,500,000 (exclusive of pre-opening store expenses which have averaged approximately $100,000), much of which is inventory. When a store becomes more successful, the Company will typically seek opportunities to increase its square footage as circumstances permit. Mikasa(R) retail stores feature a broad line of Mikasa(R) products, and also sell products under the Company's other brand names.

INTERNATIONAL

Internationally, the Company sells its products through authorized distributors in primarily eight countries. In addition, the Company has historically used its Japanese buying agency to facilitate the development and acquisition of products from Japanese and most other Asian suppliers. The Company acquired full ownership of the buying agency in 1993 from a director and stockholder of the Company. The acquisition provides the Company with a presence in Asia to handle existing business and to take advantage of opportunities that may arise in the future in manufacturing, design developments and distribution, as Asian markets evolve.

In 1991, the Company formed Mikasa Europe Distribution GmbH & Co. KG ("Mikasa Europe"), a joint marketing venture in Germany to develop the potential market for the Company's products in Western Europe. The original partners in Mikasa Europe included the Company and two of its major suppliers. In 1993, the Company acquired the interest of one of its partners and became the two-thirds controlling partner. Mikasa Europe has concentrated its efforts on selling products to small, independent stores in order to introduce Western European consumers to the Company's brand names and product lines.

In October 1995, the Company acquired the assets and operations of its Canadian distributor. This company distributes Mikasa(R) and other Company brands in Canada through retail accounts. In June 1996, the Company opened its first retail store in Canada. This will develop a second channel of distribution, direct to the consumer, in Canada. The Company continues investigating other retail marketing opportunities in Canada.

ADVERTISING AND PROMOTION

The Company's advertising program seeks to reinforce recognition of the Company's brands and to project a quality image. This advertising program includes:

     o    Cooperative advertising efforts with key accounts.

     o    Direct advertising of the Company's retail stores.

     o Print advertising of the Mikasa(R) brand in national bridal magazines such as Modern Bride.

     o Promotional brochures which are produced by the Company and provided to its department store and specialty accounts which, in turn, provide them directly to consumers.

DISTRIBUTION AND WAREHOUSING

The Company operates two primary distribution facilities in the United States to service its retail account customers, retail stores and certain international sales. In Secaucus, New Jersey, the Company has an aggregate of 620,000 square feet of warehouse space in two locations. In Long Beach, California, the Company occupies an aggregate of 271,000 square feet of warehouse space in two locations. The Company receives virtually all of its imported products at these distribution facilities via ocean freight. These distribution centers are located in areas which allow them ready access to the ports of New York and Newark, and Los Angeles and Long Beach, respectively. For a discussion of the Company's plans with respect to expansion of its distribution facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Because of its broad product line and need to service its retail accounts as well as individual consumers, the Company maintains a large inventory base. Approximately 21,000 stock keeping units are inventoried in the Company's domestic distribution facilities.

In light of its large number of stock keeping units, the Company utilizes its information systems to quickly locate each item in its distribution centers. This system is designed to permit efficient order picking and stock replenishment. In a similar manner, the Company has established a bar code tracking system within its distribution centers which allows the Company to track paperwork, at various stages of completion, as each order is processed.


INFORMATION TECHNOLOGY

The Company's management information systems are designed to serve the Company's needs for customer service, order processing, retail test marketing, inventory control, accounting and distribution functions. The Company has three IBM AS400 computers, one located at each of its primary distribution centers and the Canadian distribution center, which are connected via leased telecommunication lines so that the Company's distribution centers are linked during normal working hours. Additionally, the Company has the ability to connect authorized personnel and each of its retail store locations to either of its main computers on a "dial-up" basis for any number of purposes, including order inquiry and stock inquiry. Most members of the Company's field management and independent sales force carry a lap-top or notebook personal computer with communications capability. With this personal computer, they are able to access, after proper security clearance, the Company's data regarding stock availability and order status information, as well as other essential information.

The Company has committed to support the electronic data interchange ("EDI") function of many of its principal retail account customers. This has had two major effects on the Company. First, as the customers have reduced their inventory levels, the Company has had to increase its inventory levels in order to assure its ability to meet the specified delivery time frames. Second, in the past, shipments to stores typically were made in several bulk shipments prior to the main selling seasons, and during the selling seasons a number of small fill-in shipments would be made. In the new EDI environment, however, the Company typically makes smaller bulk shipments just prior to the primary selling seasons and many subsequent fill-in shipments during these seasons. The Company intends to continue to assist its customers by converting as much of its business as practicable to EDI.

The Company's point-of-sale cash registers within its own stores allow the Company to scan bar codes for items upon purchase. This information is polled at the end of each business day, allowing the Company to maintain a perpetual inventory of store stocks, review sales results on new test products, adjust factory orders for fast and/or slow moving products, review stock for possible replenishment from distribution centers or retail store inventories, analyze slow moving inventories, monitor inventory shrinkage and take any necessary mark-down action.

INTELLECTUAL PROPERTY

The Company is the exclusive owner in the United States of its proprietary brand names, including Mikasa(R), Studio Nova(R), Home Beautiful(R) and Christopher Stuart(R), as used in connection with the Company's most significant products. The Company has registered these proprietary brand names with the United States Patent and Trademark Office, and has similarly registered or applied for trademark registration of certain brand names throughout many countries in Asia, Europe and Latin America. The Company is also the exclusive owner of many of the designs used in the conduct of its business and, with respect to the remaining designs, owns such designs jointly with certain key manufacturers or outside designers, or has the right to use such designs. The Company has many of its designs registered, or pending registration, with the United States Copyright Office. Periodically, the Company files additional applications for trademark and copyright registration as the Company deems appropriate. On occasion, the Company obtains licenses to use the names and/or designs of others.

COMPETITION

Competition in the better tabletop market is primarily based on quality, product selection, design, price and service. The tabletop market in which the Company competes includes hundreds of suppliers, the majority of which compete in only part of one of the three principal product segments (dinnerware, crystalware and flatware). The fragmentation and overlap of market segments and lack of publicly available information within the industry make it extremely difficult to obtain reliable statistics on industry size, growth, market share and comparative data. Several of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

The better dinnerware market is normally divided into two segments, formal and casual. The Company believes that it is the market share leader in the casual segment of the domestic market, with an estimated share of 40% of sales through the "upstairs" china department of department stores and through specialty stores. In the formal segment of the domestic market, management believes that it is fifth in market share.

The Company also believes it is the market share leader in the portion of the domestic crystal stemware market that is sold through the "upstairs" crystal department of department stores and through specialty stores. Management further believes that the Company has the second largest market share in the "upstairs" crystal serveware category.

The Company's direct consumer distribution network is subject to competition from other suppliers with retail stores. Certain of the Company's competitors have established, or have begun to establish, retail store networks. Expansion of those networks, or the establishment of retail store networks by additional competitors, may result in increased competition for the Company's retail store network.

GOVERNMENTAL REGULATION

Imports into the United States are affected by import duties, quotas, tariffs and other restrictions. Currently, tabletop product duties are based on a percentage of the value of the product and range from 3% for plastic products to 30% for certain inexpensive, mass-produced glassware. These duties are collected by the United States Customs Service in the normal course of business. At the present time there are no quotas, tariffs or other restrictions that would prevent the Company from importing products at its present, or increased, levels. There can be no assurance that restrictions on imports that would adversely affect the Company will not be imposed in the future.

The manufacture of ceramic tabletop products, in particular those with pigmentation or a hard high-gloss finish, generally requires the use of lead, and sometimes cadmium, as raw materials. The manufacture of leaded crystal requires the use of lead oxide as a raw material. The FDA has established maximum acceptable levels for the potential leaching of lead and cadmium from ceramic tableware into food or liquids. The FDA has also established a formal, standardized test protocol for ceramic tableware. The Company has established its own standards, which it imposes upon its manufacturers, that are more stringent than those established by the FDA and requires its manufacturers to test their products and certify the results of such tests in writing. An industry organization in which the Company participates monitors the progress of research to eliminate the requirement for lead and cadmium in the manufacture of ceramic dinnerware. An international industry organization for crystal, of which the Company is also a member, has established maximum lead leaching standards for leaded crystalware. This organization monitors the progress of research to eliminate the requirement for lead oxide in the manufacture of leaded crystal. The Company cannot predict when, if ever, it will be possible to eliminate the use of lead and/or cadmium from the manufacture of ceramic dinnerware or the use of lead oxide from the manufacture of leaded crystal. If more rigorous standards are set by the FDA, there can be no assurance that the Company's products will be able to meet the new standards.

In addition, the State of California has passed the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"), which requires manufacturers to post a warning notification regarding possible exposure to lead as a result of the use of certain products, including ceramic tableware and leaded crystalware. Two different types of warnings are required, one relating to potential reproductive or birth defect risks associated with exposure to lead, and one relating to the potential carcinogenic effects of exposure to lead. The State of California has published its own warning standards for lead exposure, which are more stringent than both the FDA and the California sale standards for lead exposure. The warning standards relate to the posting requirement regarding reproductive or birth defect risks. These warning standards were the subject of two lawsuits, described below, involving the Company and most of its principal competitors. In the case of the warning notice requirements with respect to the possible carcinogenic effects of exposure to lead, Proposition 65 initially provided a safe harbor for products which met the FDA standards. In December 1993, however, this safe harbor was repealed. As a result, manufacturers of products containing lead are now subject to Proposition 65's cancer warning requirements, unless they can demonstrate that their products do not expose consumers to a level of lead which is 1,000 times less than that at which any observable effect would occur. The State of California has undertaken to set warning standards for lead levels which will be deemed to pose no significant risk of cancer, but no such warning standards have yet been announced. Although the Company's products meet the FDA and California sale standards for lead exposure, no assurance can be given that the State of California will not adopt more stringent warning standards, or that the Company's products will not require the posting of warnings in the future.

Legislation has been introduced in several states that is similar to Proposition
65. The Company monitors this legislation through its participation in various industry groups.

In December 1992, the Company, along with most of its principal competitors, including Lenox, Noritake, Royal Doulton and Waterford-Wedgwood, reached an agreement with the State of California and the Environmental Defense Fund regarding litigation concerning Proposition 65 and the alleged failure of these companies to post a warning notification regarding possible exposure to lead as a result of the use of certain ceramic tableware products. As part of the settlement, each agreed: (i) To a specified testing protocol that is more extensive than the federal requirement; (ii) To make a payment for past alleged violations; and (iii) To institute a system for the future posting of warning notifications for products with test results above a specified level, as set by California.

In June 1993, the Company and most of its principal competitors in the sale of leaded crystal products settled a similar action which had been brought against them under Proposition 65 by a private litigant. This suit related to the application of the warning requirements of Proposition 65 to leaded crystalware.

The settlement was approved by the California State Attorney General and required a payment for past violations and the establishment of a system for the posting of warning notifications by the settling defendants.


EMPLOYEES

As of December 31, 1996, the Company had 3,140 employees, of which 2,457 were employed in the Company's domestic retail operations, 599 were employed in domestic wholesale and corporate support operations and 84 were employed in international operations. The 191 employees at the Company's Secaucus, New Jersey warehouse are represented by the International Longshoremen's Association. The Company's current agreement with this labor union expires in June 1997. The Company considers its relationships with its employees to be satisfactory.

SEASONALITY

Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. For a discussion of the seasonality of the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations."


ITEM 2.     PROPERTIES

The Company leases all of its facilities, including distribution offices, showrooms, corporate headquarters and stores, with the exception of a Company-owned facility in Secaucus, New Jersey, which houses the major portion of the east coast distribution center. Of the 421,000 square foot Company owned facility in Secaucus, 37,000 square feet are used for office space with the remainder used as warehouse space. Total warehouse space of the east coast distribution center is 620,000 square feet when combined with two offsite buildings one of which is a Company-owned facility and the other is a leased facility expiring in 2001. The facility in Long Beach, California of approximately 175,000 square feet is leased pursuant to a lease expiring in January 1999. This facility houses 22,000 square feet of office space with the remainder used for the Company's west coast distribution center, a combined warehouse space of 271,000 square feet with the inclusion of a second off-site building. For discussion of the Company's plans with regard to its distribution facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's other leases extend over an average period of five to ten years with various renewal options. These other leases consist of 53,000 square feet for showrooms and an aggregate of 1,267,000 square feet for Company operated retail stores in the United States and Canada. See Note 10 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's common stock trades on the New York Stock Exchange (ticker symbol
MKS). The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported on the New York Stock Exchange.

                                1996                            1995
                      -------------------------       ------------------------
 Quarter                High             Low            High            Low
-----------           ----------     ----------       ---------      ---------
 First                 $13-7/8         $11-1/4         $17-5/8        $15-3/8
 Second                 12-1/4          10-7/8          17-1/8         12-3/4
 Third                  11-1/4           9-1/8          15-7/8         13-3/4
 Fourth                 11-             10-             14-5/8         12-5/8

On March 5, 1997, the closing price of the Company's common stock, as reported on the New York Stock Exchange, was $11.25. As of such date, the Company estimates that there were approximately 1,300 holders of record or represented through accounts held by clearing agencies. The Company declared a quarterly dividend of $0.05 on its common stock to stockholders of record on April 4, 1997 payable on April 18, 1997. The Company paid no dividends on its common stock during fiscal years 1996 and 1995. The Company has loan agreements with its senior note holders and revolving credit lenders which could limit the Company's future ability to pay dividends. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA

              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATIONS DATA)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                1996          1995          1994          1993          1992
                                ----          ----          ----          ----          ----
INCOME STATEMENT DATA:

Net sales                    $ 372,331     $ 362,453     $ 331,609    $ 298,735     $ 256,412
Cost of sales                  205,016       200,399       187,086      167,854       141,066
                             ---------     ---------     ---------    ---------     ---------
Gross profit                   167,315       162,054       144,523      130,881       115,346
Selling, general and
  administrative expenses      130,347       112,845        95,191       86,544        77,945
Store closure charge             4,100          --            --           --            --
                             ---------     ---------     ---------    ---------     ---------
Income from operations          32,868        49,209        49,332       44,337        37,401
Interest expense, net            1,437           510         2,279        3,099         2,553
                             ---------     ---------     ---------    ---------     ---------
Income before income taxes      31,431        48,699        47,053       41,238        34,848
Income tax provision            12,381        18,927        18,254       16,053        13,080
                             ---------     ---------     ---------    ---------     ---------
Net income                   $  19,050     $  29,772     $  28,799    $  25,185     $  21,768
                             =========     =========     =========    =========     =========

Net income per share of
  common stock               $    0.91     $    1.34     $    1.34    $    1.23     $    1.09

Weighted average number of
  shares of common stock
  and common stock
  equivalents outstanding       20,894        22,280        21,536       20,405        20,059

NET SALES BY CHANNEL OF
  DISTRIBUTION:

Direct to consumers          $ 197,463     $ 177,222     $ 150,100    $ 123,638     $ 102,165
Retail accounts                149,901       165,527       163,719      157,908       154,247
International                   24,967        19,704        17,790       17,189          --
                             ---------     ---------     ---------    ---------     ---------
Total                        $ 372,331     $ 362,453     $ 331,609    $ 298,735     $ 256,412
                             =========     =========     =========    =========     =========
OPERATIONS DATA:

Stores at end of year<F1>         134           119           100           73            55
Percentage (decrease)
  increase in total
  comparable store net
  sales<F2>                      (0.7%)        (1.4%)         1.9%        (0.2%)         6.4%

                                                     AS OF DECEMBER 31,
                                                     ------------------
                                1996          1995          1994          1993          1992
                                ----          ----          ----          ----          ----
BALANCE SHEET DATA:

Working capital              $ 162,385     $ 219,267     $ 192,813    $ 139,701     $  86,898
Total assets                   283,981       299,012       261,646      214,360       160,675
Long-term debt                  60,000        60,000        60,000       60,000        26,769
Total stockholders' equity     178,572       200,068       170,544      117,862        92,140

<F1>  Includes 8 stores planned for closure which were in operation at the end of 1996.
<F2>  A store is considered to be comparable only if it is open for all of both periods being compared.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial and operations data for the years indicated:

                                             Years Ended December 31,
                                    ----------------------------------------
                                      1996             1995           1994
                                      ----             ----           ----
                                          (Sales dollars in thousands)
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                 $197,463         $177,222       $150,100
Retail accounts                      149,901          165,527        163,719
International                         24,967           19,704         17,790
                                    --------         --------       --------
     Total                          $372,331         $362,453       $331,609
                                    ========         ========       ========

OPERATIONS DATA:
Stores open at end of the year           134              119            100

Percentage (decrease) increase
  in comparable store net sales         (0.7%)           (1.4%)          1.9%

Total U.S. store gross square
  footage at end of the year       1,258,000        1,082,000        939,000

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales in 1996 were $372.3 million, an increase of $9.8 million or 2.7% over 1995 net sales of $362.5 million. This increase in net sales in 1996 was attributable to a combination of factors. First, the Company's direct consumer channel of distribution provided an increase of $20.2 million of sales over 1995, where sales are generally consummated at higher price levels than in the retail account channel. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. The Company opened 17 new retail stores during 1996 which accounted for $10.8 million or 53.5% of the retail sales growth, while comparable store sales decreased by $1.1 million or 0.7% compared to 1995 comparable store sales. Second, the Company's international business contributed $24.9 million in net sales in 1996, an increase of $5.2 million or 26.7% over 1995 net sales of $19.7 million. This increase was primarily due to the expansion of sales as a result of a full year's impact of our Canadian operations, acquired in 1995. These increases were partially offset by a $15.6 million decrease of sales through the retail channel of distribution. The sales decline to retail accounts was primarily due to consolidation of the department store and mass merchant markets and their movement to planned inventories through electronic data interchange.

GROSS PROFIT. Gross profit in 1996 was $167.3 million, an increase of $5.3 million or 3.2% over 1995 gross profit of $162.0 million. Gross profit as a percentage of net sales increased to 44.9% in 1996 from 44.7% in 1995. The gross profit increase as a percentage of net sales was primarily due to increased volume and higher margins in 1996 from the international business over 1995. Excluding the Company's international business, gross profit as a percentage of net sales was 45.9% in 1996, down from 46.2% in 1995. This decrease in domestic gross profit margins was due to margins foregone to increase revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1996 were $130.3 million, an increase of $17.5 million or 15.5% over 1995 selling, general and administrative expenses of $112.8 million. As a percentage of net sales, such expenses increased to 35.0% in 1996 from 31.1% in 1995. During 1996, $6.9 million in expenses were added for ongoing operating expenses of the 16 new stores opened in the United States during 1996 and certain pre-opening expenses for these stores and other stores expected to open in 1997. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. In addition, the full year of operations in 1996 for the 21 stores newly opened during 1995 added $5.6 million in expenses in 1996 compared to 1995, when those stores were only in operation for varying portions of the year. Operating expenses of $3.0 million were added in 1996 from the Canadian distribution company acquired in October 1995 and the first Canadian store opened in June 1996. Operating expenses were also impacted by the increased distribution costs associated with department stores and mass merchants' shift to planned inventories through electronic data interchange which increased the per order distribution costs.

STORE CLOSURE CHARGE. During the second quarter ended June 30, 1996, the Company decided to close ten stores that were not performing up to its expectations of which nine had been operating for more than one year. The Company recognized an estimated $4.1 million in non-recurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996, or $0.11 per share after-tax. The Company believes these closures should have a positive impact on future earnings. The Company will continue to review its store performances to identify stores that are not performing to the Company's expectations. The preceding forward-looking statement involves risks and uncertainties inherent in the Company's business. The anticipated positive impact on future earnings of store closures is subject to risks and uncertainties as to whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision, which are based on current estimates of closure costs. Actual closure costs may vary.

INCOME FROM OPERATIONS. Income from operations in 1996 was $32.9 million, a decrease of $16.3 million or 33.2% compared to 1995 income from operations of $49.2 million. This represented a decrease as a percentage of net sales to 8.8% in 1996 compared to 13.6% in 1995. This decrease was the net result of the increase in selling, general and administrative expenses as a percentage of net sales and the store closure charge, partially offset by the increase in gross profit as a percentage of net sales as discussed above.

INTEREST EXPENSE, NET. Net interest expense was $1.4 million in 1996, an increase of $0.9 million from 1995 net interest expense of $0.5 million. This increase was from the combination of decreased interest income and increased interest expense from the temporary short-term bank borrowings in 1996 due to less cash available as a result of capital expenditures and the stock re-purchases of the Company's common stock. For a discussion of the Company's use of capital resources, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

NET SALES. Net sales in 1995 were $362.5 million, an increase of $30.9 million or 9.3% over 1994 net sales of $331.6 million. This increase in net sales in 1995 was attributable to a combination of factors. First, the Company's direct consumer channel of distribution provided an increase of $27.2 million of sales over 1994, where sales are generally consummated at higher price levels than in the retail account channel. The Company opened 21 new retail stores during 1995 which accounted for $11.9 million or 43.9% of the retail sales growth, while comparable store sales decreased by $1.8 million or 1.4% compared to 1994 comparable store sales. Second, the Company's retail account channel of distribution provided an increase of $1.8 million of sales over 1995. While retail account net sales increased marginally, sales gains were partially offset by a sales decrease of $5.2 million from 1994 in department and specialty stores' dinnerware sales. Third, the Company's international business contributed $19.7 million in net sales in 1995, an increase of $1.9 million or 10.8% over 1994 net sales of $17.8 million. A majority of the increase in net sales resulted from an increase in the number of units sold rather than from an increase in prices.

GROSS PROFIT. Gross profit in 1995 was $162.0 million, an increase of $17.5 million or 12.1% over 1994 gross profit of $144.5 million. Gross profit as a percentage of net sales increased to 44.7% in 1995 from 43.6% in 1994. The gross profit increase as a percentage of net sales was due to higher margins from the Company's direct consumer and international business. Excluding the Company's international business, gross profit as a percentage of net sales was 46.2% in 1995, up from 45.6% in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1995 were $112.8 million, an increase of $17.6 million or 18.5% over 1994 selling, general and administrative expenses of $95.2 million. As a percentage of net sales, such expenses increased to 31.1% in 1995 from 28.7% in 1994. During 1995, $6.1 million in expenses were added for ongoing operating expenses of the 21 new stores opened in 1995 and certain pre-opening expenses for these stores and other stores expected to open in 1996. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. In addition, the full year of operations in 1995 for the 27 stores newly opened during 1994 added $8.1 million in expenses in 1995 compared to 1994, when those stores were only in operation for varying portions of the year.

INCOME FROM OPERATIONS. Income from operations in 1995 was $49.2 million, a decrease of $0.1 million or 0.2% compared to 1994 income from operations of $49.3 million. This represented a decrease as a percentage of net sales to 13.6% in 1995 compared to 14.9% in 1994. This decrease was the net result of the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales as discussed above.

INTEREST EXPENSE, NET. Net interest expense was $0.5 million in 1995, a decrease of $1.8 million or 77.6% from 1994 net interest expense of $2.3 million. This decrease was the result of the increase in interest income as a percentage of net sales. Interest income increased in 1995 as a primary result of the full year investment of additional cash available from the net proceeds of the Company's initial public offering completed in June 1994 of $23.1 million and net cash provided by operations of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has used cash from operations and debt financing to fund working capital requirements and capital expenditures. On June 2, 1994, the Company obtained $23.1 million in net proceeds from its initial public offering. Also, on May 19, 1993, the Company obtained $60.0 million in a placement of unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 1999, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of December 31, 1996, $4.6 million had been used for letters of credit under the revolving credit facility, and $45.4 million was unused and available. For a discussion of certain restrictive covenants contained in the senior note and revolving credit facility loan agreements, including restrictions on the payment of dividends, see Note 8 of Notes to Consolidated Financial Statements.

The Company had working capital of $162.4 million at December 31, 1996, and working capital of $219.3 million at December 31, 1995. Net cash provided by operating activities was $49.1 million, $2.0 million and $20.0 million in 1996, 1995 and 1994, respectively. The increase in net cash provided by operating activities in 1996 compared to 1995 is primarily attributable to a decrease in the Company's inventories of $20.2 million and an increase in the Company's accounts payable and accrued expenses of $5.7 million.

Net cash (used in) provided by investing activities was ($30.6) million, $5.9 million and ($25.1) million in 1996, 1995 and 1994, respectively. Cash used during 1996 was primarily attributable to investment in capital expenditures and partially offset by the change in investments of available cash to cash equivalents from short-term investments. Cash provided during 1995 was primarily attributable to the change in investments of available cash from a net reduction in short-term investments to cash equivalents and partially offset by investments in capital expenditures. Cash used during 1994 was primarily attributable to the change in investments of available cash to short-term investments from cash equivalents and investments in capital expenditures. See
Note 2 of Notes to Consolidated Financial Statements for definition of cash equivalents and short-term investments. The Company had capital expenditures of $40.9 million in 1996 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores), $6.8 million in 1995 (consisting primarily of new retail stores' fixtures and leasehold improvements, renovation of existing retail stores and distribution facilities' fixtures) and $4.1 million in 1994 (consisting primarily of new retail stores' fixtures and leasehold improvements, renovation of existing retail stores and distribution facilities' fixtures ).

Net cash (used in) provided by financing activities was ($39.6) million, $0.1 million and $19.2 million in 1996, 1995 and 1994, respectively. During 1996, the Company utilized its revolving credit facility to partially finance its capital expenditures, working capital needs and repurchases of common stock. Any borrowings made were subsequently repaid within the same year. The repurchases consisted of 2,234,637 shares of common stock from the Company's Chairman at $8.95 per share through a private private and 1,686,658 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of the repurchases was $39.7 million.

Certain monetary assets and liabilities of the Company are in foreign currencies and may be subject to foreign exchange risk. Foreign currency exchange losses have not in the past had a material effect on the Company's financial condition since these assets and liabilities are not material to its consolidated monetary assets and liabilities. As such, these items have not been hedged by the Company. See Note 2 of Notes to Consolidated Financial Statements.

The Company's inventory purchases in 1996 were approximately 26% from Japanese factories and approximately 29% from Germany and Austria combined. The significant portion of inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. The U.S. dollar has stabilized and strengthened recently in relation to the Japanese yen and German mark from its substantial weakening in early 1995. To hedge against potential foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with the Company's Japanese suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 1998 which includes two one-year extension options. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. In March 1996, the Company announced plans to construct a new distribution facility in South Carolina. Construction of the 580,000 square foot facility commenced in the second quarter of 1996 and is anticipated to be completed in the latter part of 1997. As of December 31, 1996, $26 million of the $60 million capital commitments associated with this facility had been incurred. The Company expects to finance the balance of this capital commitment principally with cash generated from operations or from long-term borrowings as the Company is also evaluating possible alternative methods of financing the facility. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time.

During 1996, the Company opened 17 new retail stores and closed 2 stores. These store openings include the Company's first retail store in Canada. As of December 31, 1996, total retail store count increased to 134, including the Canadian store and the 8 stores planned for closure which were in operation at the end of 1996. The number of states in which the Company operates retail stores also increased to 41. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening between 20 and 25 new retail stores in each of 1997 and 1998. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additionally, as the Company expands its international operations, working capital will be required to fund increased inventories and accounts receivable.

The Company currently estimates that its aggregate capital expenditures and initial investments (including inventory) for stores in 1997 and 1998 will approximate up to $75 million. This includes the expansion of the Company's retail store network, expansion of its international operations and the $34 million remaining of the estimated $60 million for the construction of the new distribution facility. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

FUTURE DEVELOPMENTS

In 1997, the Company will adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing Financial Assets Extinguishments of Liabilities." Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. Since the biggest retail selling season is the year-end holiday season, and as more of the Company's principal department store customers adopt electronic data interchange which allows them to defer shipments until later in the selling season, future sales are expected to be more heavily weighted toward the third and fourth quarters. In addition, the Company's retail stores experience a similar seasonal selling pattern, however, sales are more heavily weighted toward the fourth quarter. As a result, as the Company increases the number of stores, the shift of sales volume toward the latter part of the year is expected to continue.

The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continue, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes during this period and increased operating expenses from an increased percentage of expenses being fixed that relate to retail stores and the additional expense layering from new immature stores.

The following table shows certain unaudited quarterly consolidated financial information, and such information as a percentage of net sales, for the Company during the fiscal years 1996 and 1995. The unaudited quarterly consolidated financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the information shown. The operating results are not necessarily indicative of results for any future period.

                                                      QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                Three Months Ended
                                --------------------------------------------------------------------------------
                                     March 31              June 30            September 30        December 31
                                -----------------    ------------------    -----------------   -----------------
1996:
Net sales                       $ 69,220    100%     $ 76,476     100%     $ 94,944    100%    $131,691    100%
Gross profit                      30,749    44.4       34,387     45.0       42,684    45.0      59,495    45.2
Selling, general and
  administrative expenses         28,872    41.7       31,193     40.8       30,995    32.7      39,287    29.9
Store closure charge                --                  4,100      5.4         --
Income (loss) from operations      1,877     2.7         (906)    (1.2)      11,689    12.3      20,208    15.3
Net income (loss)                  1,007     1.5         (753)    (1.0)       6,839     7.2      11,957     9.1
Net income (loss) per
  share of common stock         $   0.05             $  (0.03)             $   0.33            $   0.65

1995:
Net sales                       $ 69,819    100%     $ 76,855     100%     $ 94,576    100%    $121,203    100%
Gross profit                      30,560    43.8       34,010     44.3       42,226    44.6      55,258    45.6
Selling, general and
  administrative expenses         24,742    35.4       26,284     34.2       27,635    29.2      34,184    26.0
Income from operations             5,818     8.3        7,726     10.1       14,591    15.4      21,074    17.8
Net income                         3,694     5.3        4,643      6.0        8,767     9.3      12,668    10.8
Net income per share of
  common stock                  $   0.17             $   0.21              $   0.39            $   0.57


FORWARD-LOOKING INFORMATION

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Stockholders
Mikasa, Inc.


We have audited the accompanying consolidated balance sheets of Mikasa, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mikasa, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Newport Beach, California
March 4, 1997

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31,
                                                        1996          1995
                               ASSETS:                  ----          ----
Current assets:
  Cash and cash equivalents                           $ 42,287      $ 63,726
  Short-term investments                                  --          10,000
  Accounts receivable trade, net (Note 4)               24,016        23,436
  Inventories (Note 5)                                 132,206       152,679
  Deferred income taxes (Note 9)                         2,535         1,170
  Prepaid expenses and other current assets              5,078         5,736
                                                      --------      --------
          Total current assets                         206,122       256,747
Property and equipment, net (Note 6)                    71,893        36,076
Other assets                                             1,086           769
Intangible assets, net (Note 7)                          4,880         5,420
                                                      --------      --------
          Total assets                                $283,981      $299,012
                                                      ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings (Note 8)                      $  1,797      $  1,844
  Accounts payable                                      18,620        15,980
  Accrued expenses                                      17,395         9,673
  Payable to Canadian distributor (Note 3)                --           4,929
  Income taxes payable (Note 9)                          5,925         5,054
                                                      --------      --------
          Total current liabilities                     43,737        37,480
Deferred income taxes (Note 9)                           1,672         1,464
Notes payable (Note 8)                                  60,000        60,000
                                                      --------      --------
          Total liabilities                            105,409        98,944
                                                      --------      --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, undesignated, $0.01
    par value; authorized 20,000 shares;
    none issued and outstanding (Note 12)                 --            --
  Common stock, $0.01 par value; authorized
    80,000 shares; issued and outstanding
    18,359 and 22,280 shares at December
    1996 and 1995, respectively (Note 12)               49,532        49,532
  Cumulative translation adjustment                        185         1,026
  Retained earnings                                    168,560       149,510
                                                      --------      --------
                                                       218,277       200,068
Less treasury stock, 3,921 shares, at cost              39,705          --
                                                      --------      --------
    Total stockholders' equity                         178,572       200,068
                                                      --------      --------
    Total liabilities and stockholders' equity        $283,981      $299,012
                                                      ========      ========
       The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           FOR THE YEARS ENDED DECEMBER 31,
                                         1996           1995           1994
                                         ----           ----           ----

Net sales (Note 2)                     $372,331       $362,453       $331,609
Cost of sales                           205,016        200,399        187,086
                                       --------       --------       --------
          Gross profit                  167,315        162,054        144,523
Selling, general and administrative
  expenses                              130,347        112,845         95,191
Store closure charge                      4,100           --             --
                                       --------       --------       --------
          Income from operations         32,868         49,209         49,332
Interest expense, net (Note 8)            1,437            510          2,279
                                       --------       --------       --------
          Income before income taxes     31,431         48,699         47,053
Income tax provision (Note 9)            12,381         18,927         18,254
                                       --------       --------       --------
          Net income                   $ 19,050       $ 29,772       $ 28,799
                                       ========       ========       ========
Net income per share of common stock   $   0.91       $   1.34       $   1.34
                                       ========       ========       ========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                20,894         22,280         21,536
                                       ========       ========       ========



















        The accompanying notes are an integral part of these consolidated financial statements.


                                           MIKASA, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                For The Years Ended December 31, 1996, 1995 And 1994
                                                   (in thousands)

                                   Preferred Stock       Common Stock    Cumulative
                                   ---------------     ----------------  Translation  Retained   Treasury
                                   Shares    Amount    Shares    Amount   Adjustment  Earnings    Stock
                                   ------    ------    ------    ------   ----------  --------    -----

Balance, January 1, 1994           3,745     $7,058    15,617    $19,328   $   537   $ 90,939   $      0
Translation adjustment                                                         737
Net income                                                                             28,799
Conversion of preferred stock
  (Note 12)                       (3,745)    (7,058)    4,788      7,058
Issuance of stock for cash            --         --     1,875     23,146        --         --         --
                                  ------     ------    ------    -------   -------    -------     ------

Balance, December 31, 1994             0          0    22,280     49,532     1,274    119,738          0
Translation adjustment                                                        (248)
Net income                            --         --        --         --        --     29,772         --
                                  ------     ------    ------    -------   -------    -------     ------

Balance, December 31, 1995             0          0    22,280     49,532     1,026    149,510          0
Translation adjustment                                                        (841)
Net income                                                                             19,050
Treasury stock purchased              --         --    (3,921)        --        --         --    (39,705)
                                  ------     ------    ------    -------   -------    -------     ------

Balance, December 31, 1996             0          0    18,359    $49,532   $   185   $168,560   $(39,705)
                                  ======     ======    ======    =======   =======   ========   ========











        The accompanying notes are an integral part of these consolidated financial statements.

                                    MIKASA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                                                 For The Years Ended December 31,
                                                                 --------------------------------
                                                                  1996         1995        1994
                                                                  ----         ----        ----
Cash flows from operating activities:
  Net income                                                    $ 19,050    $ 29,772    $ 28,799
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  5,000       3,691       3,342
    Increase (decrease) in allowance for uncollectible accounts      149         (55)       (161)
    (Increase) decrease in accounts receivable, trade             (1,034)      2,057         386
    Decrease (increase) in inventories                            20,234     (34,934)     (6,774)
    Decrease (increase) in prepaid expenses, other
      current assets and other assets                                283         120      (3,383)
    Increase (decrease) in accounts payable and accrued expenses   5,682        (929)      2,480
    Increase (decrease) in income  taxes payable                     886       2,004      (4,311)
    (Decrease) increase in deferred income taxes                  (1,156)        265        (369)
                                                                --------    --------    --------
         Net cash provided by operating activities                49,094       1,991      20,009
                                                                --------    --------    --------
Cash flows from investing activities:
  Capital expenditures                                           (40,858)     (6,761)     (4,124)
  Purchases of short-term investments                               --       (27,000)    (21,000)
  Sales of short-term investments                                 10,000      38,000        --
  Decrease in notes receivable                                       284       1,706        --
                                                                --------    --------    --------
         Net cash (used in) provided by investing activities     (30,574)      5,945     (25,124)
                                                                --------    --------    --------
Cash flows from financing activities:
  Decrease in debt  issuance costs                                  --          --            40
  Net payments of short-term borrowings                               73          99        (488)
  Purchase of treasury stock                                     (39,705)       --          --
  Payments of notes to stockholder                                  --          --        (3,542)
  Issuance of common stock                                          --          --        23,146
                                                                --------    --------    --------
         Net cash (used in) provided by financing activities     (39,632)         99      19,156
                                                                --------    --------    --------
         Effect of exchange rate  changes on cash and
           cash equivalents                                         (327)       (194)        477
                                                                --------    --------    --------
         Net (decrease) increase in cash and cash equivalents    (21,439)      7,841      14,518
Cash and cash equivalents, beginning of year                      63,726      55,885      41,367
                                                                --------    --------    --------
Cash and cash equivalents, end of year                          $ 42,287    $ 63,726    $ 55,885
                                                                ========    ========    ========
Supplemental disclosures of cash flow and non-cash
 investing and financing activities:
  Interest paid                                                 $  3,484    $  4,107    $  3,996
  Income taxes paid                                             $ 10,831    $ 16,714    $ 23,058
  Conversion of note receivable to real property                $   --      $   --      $  1,581

       The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

Mikasa, Inc. ("Mikasa" or the "Company") is a leading designer, developer and marketer of quality tabletop products. The Company's wide range of products includes ceramic dinnerware, crystal stemware, stainless steel flatware, gifts and decorative accessories for the home. The Company markets its products in the United States and internationally to retail accounts, including department stores, specialty retail stores and mass merchants, and through Company operated retail stores.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Mikasa, Inc., holding company of American Commercial, Incorporated and its wholly-owned and majority-owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: Cash equivalents are highly liquid investments with a maturity of ninety days or less when purchased. Short-term investments consist of U.S. Government instruments with original maturities of six months or less. These investments are classified as short-term investments held-to-maturity. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

INTANGIBLE ASSETS: The excess of the purchase price over the fair market value of the net assets acquired in the 1985 acquisition of the Common Stock of the Company has been allocated to goodwill. Goodwill is amortized using the straight-line method over its estimated useful life of 40 years.

Other intangible assets consist of deferred loan costs to obtain financing and are amortized over the terms of the related loans using the weighted interest method.

The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            USEFUL LIFE
                                            -----------
          Buildings                         31 years
          Building improvements             15 years
          Furniture and fixtures            4-8 years
          Leasehold improvements            Lesser of lease term or estimated
                                            useful life of asset


Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and resulting gains or losses are included in income.

STOCK-BASED COMPENSATION: During 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 14 to the Company's financial statements.

INCOME TAXES: The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

REVENUES: Revenues are recognized upon shipment of product to customers. Sales allowances, including cooperative advertising allowances, of $8,223,000, $7,596,000 and $6,589,000 in 1996, 1995 and 1994, respectively, are accounted for as a reduction of sales.

PRE-OPENING STORE EXPENSES: Pre-opening store expenses are charged to selling, general and administrative expenses as incurred.

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange; income and expenses are translated at the weighted average rates of exchange during the year. The resultant cumulative translation adjustments are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income and were not significant in any period presented.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically hedges against foreign currency exposures using forward exchange contracts to cover identified inventory purchase commitments. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled. At December 31, 1996, approximately $6,000,000 of forward exchange contracts hedging such commitments were outstanding.

NET INCOME PER SHARE: Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For all periods presented, preferred stock and stock options are considered common stock equivalents and fully diluted net income per share is the same as primary net income per share.

3.  ACQUISITION:

During October 1995, the Company, through its Canadian subsidiary, acquired the assets and operations of a Canadian distributor for approximately $4,929,000, in a transaction accounted for as a purchase. Included in current liabilities at December 31, 1995 is $4,929,000 representing the unpaid purchase price for this distributor.

4.  ACCOUNTS RECEIVABLE, TRADE:

Receivables are net of allowances for uncollectible accounts of $763,000 and $614,000 at December 31, 1996 and 1995, respectively.

5.  INVENTORIES:        Inventories consist of the following (in thousands):
                                                       DECEMBER 31,
                                                   1996           1995
                                                   ----           ----
Merchandise inventory:
  United States                                  $108,373       $118,655
  International                                     8,379          7,840
Inventory in-transit                               15,454         26,184
                                                 --------       --------
                                                 $132,206       $152,679
                                                 ========       ========
6.  PROPERTY AND EQUIPMENT:
      Property and equipment, at cost, consist of the following (in thousands):
                                                        DECEMBER 31,
                                                    1996           1995
                                                    ----           ----
Buildings and improvements                       $ 41,644       $ 15,468
Furniture and fixtures                             30,245         20,904
Leasehold improvements                             18,571         13,666
                                                 --------       --------
                                                   90,460         50,038
  Less, accumulated depreciation
     and amortization                             (23,604)       (19,098)
                                                 --------       --------
                                                   66,856         30,940
Land                                                5,037          5,136
                                                 --------       --------
                                                 $ 71,893       $ 36,076
                                                 ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for property and equipment amounted to $4,753,000, $3,445,000 and $3,097,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

7.  INTANGIBLE ASSETS:
        Intangible assets consist of the following (in thousands):
                                                       DECEMBER 31,
                                                   1996           1995
                                                   ----           ----
Goodwill                                         $ 5,949        $ 6,242
Other intangible assets                            1,066          1,066
                                                 -------        -------
                                                   7,015          7,308
  Less, accumulated amortization                  (2,135)        (1,888)
                                                 -------        -------
                                                 $ 4,880        $ 5,420
                                                 =======        =======

Amortization expense for intangible assets amounted to $247,000, $246,000 and $245,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8.  NOTES PAYABLE:        Notes payable consist of the following (in thousands):
                                                       DECEMBER 31,
                                                       ------------
                                                   1996           1995
                                                   ----           ----

Short-term borrowings                            $ 1,797        $ 1,844
Senior notes                                      60,000         60,000
                                                 -------        -------
                                                  61,797         61,844
Less current portion                               1,797          1,844
                                                 -------        -------
Non-current portion                              $60,000        $60,000
                                                 =======        =======
In May 1993, the Company entered into an unsecured revolving credit agreement with two banks in the amount of $50,000,000. The maturity date is May 19, 1999, subject to automatic extensions of one year beyond the current maturity date at the end of each year unless either bank delivers a notice of intention not to extend the maturity date. At December 31, 1996, there were no acceptances payable and $4,601,000 of this credit facility was used for open letters of credit and $45,399,000 of the line of credit was unused and available. Borrowings in the form of loans bear interest at the higher of the lead bank's "Base Rate" or the Federal Funds Rate plus 0.5%. At December 31, 1996, the interest rate in effect was 8.3%. Borrowings in the form of acceptances bear interest at the lead bank's quoted treasury rate for comparable time periods and amounts plus 0.5%. The interest rate in effect at December 31, 1996 was 5.7%.

In May 1993, the Company concurrently entered into Senior Note agreements in the amount of $60,000,000 through a private placement of debt which bears interest at 6.66% per annum and is unsecured. The principal is due in equal annual installments of $10,000,000 from 1998 through 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 1993 unsecured revolving credit and Senior Note agreements, the Company is required to maintain certain financial ratios. The most restrictive covenant requires the Company to maintain a minimum ratio of income before interest, income taxes and fixed charges to interest and fixed charges of 1.5 to 1.0. The Company's revolving credit and Senior Note agreements contain restrictive covenants regarding cash distributions to stockholders, including the payment of dividends. Such cash distributions made or authorized since December 31, 1992 shall not exceed $1,000,000 plus 50% of the aggregate consolidated net income (or in the case of a consolidated net loss, minus 100% of such net loss) for the period commencing on December 31, 1992 and ending on the date such a distribution would be made, provided no event of default exists or otherwise would exist.

At December 31, 1996, a subsidiary of the Company had a line of credit, which was unused and available, expiring in November 1997, unless renewed, totaling approximately $6,000,000. The interest rate at December 31, 1996, was 3.375% and any borrowings would be collateralized primarily by buildings and land.

Another subsidiary of the Company had unsecured short-term borrowings of $1,797,000 and $1,844,000 at December 31, 1996 and 1995, respectively, under a line of credit totaling 3.2 million German Marks. The borrowings bear interest at 7.0% at December 31, 1996 and expire December 31, 1997.

The fair values of the Company's notes payable were estimated based on current rates offered to the Company for similar debt of the same remaining maturity and approximate market at December 31, 1996.

        Maturities of notes payable for the years ended December 31 are as follows (in thousands):

                 1997                       $   1,797
                 1998                          10,000
                 1999                          10,000
                 2000                          10,000
                 2001                          10,000
                 Thereafter                    20,000
                                             --------
                                             $ 61,797
                                             ========
Interest expense for the periods presented is net of interest income of $2,776,000, $3,732,000 and $2,032,000 for the years ended December 31, 1996,
1995 and 1994, respectively. The weighted average interest rate on short-term notes payable to banks was 6.2%, 5.6% and 8.4% for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Income tax provision consists of (in thousands):

                                      FOR THE YEARS ENDED DECEMBER 31,
                                     1996           1995           1994
                                     ----           ----           ----
Current:
  Federal                         $ 11,114       $ 15,566       $ 15,765
  State                              1,394          2,299          2,603
  Foreign                            1,029            797            255
                                  --------       --------       --------
                                    13,537         18,662         18,623
                                  --------       --------       --------
Deferred:
  Federal                           (1,019)           206           (331)
  State                               (137)            59            (38)
                                  --------       --------       --------
                                    (1,156)           265           (369)
                                  --------       --------       --------
         Income tax provision     $ 12,381       $ 18,927       $ 18,254
                                  ========       ========       ========

        The components of the provision for deferred income taxes are as follows (in thousands):
                                     FOR THE YEARS ENDED DECEMBER 31,
                                    1996           1995           1994
                                    ----           ----           ----
Allowance for doubtful accounts   $   (58)       $    21        $    64
Capitalized inventory costs             9           (108)          (140)
Book/tax difference in
  depreciation                        208             87           (356)
Pension and other accrued
  expenses                         (1,490)           240            106
State taxes, net of federal
  benefit                             175             25            (43)
                                  -------        -------        -------
                                  $(1,156)       $   265        $  (369)
                                  =======        =======        =======

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows (in thousands):

                                                    1996          1995
                                                    ----          ----
Property and equipment                           $(1,672)       $(1,464)
State income taxes                                   143            318
Accounts receivable                                  298            240
Inventories                                          593            602
Pension and other accrued liabilities              1,501             10
                                                 -------        -------
                                                 $   863        $  (294)
                                                 =======        =======

The Company did not record a valuation allowance against its deferred income tax assets in 1996 and 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                    1996           1995           1994
                                    ----           ----           ----
Tax provision at the federal
   statutory rate                   35.0%          35.0%          35.0%
State tax provision, net of
   federal income tax benefit        2.8            3.2            3.6
Other                                1.6            0.7            0.2
                                    ----           ----           ----
Effective income tax rate
   for the year                     39.4%          38.9%          38.8%
                                    ====           ====           ====
10.  COMMITMENTS AND CONTINGENCIES:

LEASES: The Company is a lessee under long-term noncancellable operating lease agreements for rental of office, warehouse, showroom and retail space. These operating leases expire at various dates through 2008 and are subject to various renewal options and escalation clauses. The following is a tabulation of fixed minimum rental commitments, not including real estate taxes and other maintenance costs which are to be paid by the Company (in thousands):

                                  MINIMUM         MINIMUM
                                  RENTAL          SUBLEASE
YEARS ENDING DECEMBER 31,         PAYMENTS        INCOME           NET
-------------------------         --------        ------           ---
      1997                        $ 21,782       $  1,313       $ 20,469
      1998                          21,245          1,313         19,932
      1999                          20,121          1,313         18,808
      2000                          19,105          1,294         17,811
      2001                          17,996          1,267         16,729
      Thereafter                    59,741          5,281         54,460
                                  --------       --------       --------
                                  $159,990       $ 11,781       $148,209
                                  ========       ========       ========

        Total rent expense under leases is comprised of the following (in thousands):
                                      FOR THE YEARS ENDED DECEMBER 31,
                                     1996           1995           1994
                                     ----           ----           ----
Total rent expense                $ 20,526       $ 17,401       $ 13,443
Sublease income                     (1,321)        (1,246)        (1,157)
                                  --------       --------       --------
        Net rent expense          $ 19,205       $ 16,155       $ 12,286
                                  ========       ========       ========

PENSION PLAN: The Company has a noncontributory defined benefit pension plan covering substantially all United States employees. The benefits are based on years of service and compensation during the employee's highest compensated five

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consecutive years of employment. The Company's funding policy is to pay at least the minimum funding requirement under the Employee Retirement Income Security Act of 1974. The following table sets forth the plan's funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of income for the years ended December 31, 1996, 1995, 1994, which have been calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

The funded status of the plan at December 31, was (in thousands):
                                                         1996        1995
                                                         ----        ----
Accumulated benefit obligation, including
  vested benefits of $6,308 (1996) and
  $6,282 (1995)                                        $ (6,643)   $ (6,581)
                                                       ========    ========
Projected benefit obligation for services
  rendered to date                                     $(10,166)   $ (9,934)
Plan assets at fair value, primarily stocks
  and U.S. government notes                              13,075      10,744
                                                       --------    --------
Projected benefit obligation less than plan
  assets                                                  2,909         810
Unrecognized (gain) loss                                 (1,773)        130
Prior service cost not yet recognized in net
  periodic pension cost                                    (409)       (438)
Unrecognized net assets as of January 1, 1988,
  being amortized over 15 years                              (6)         (8)
                                                       --------    --------
Prepaid pension cost                                   $    721    $    494
                                                       ========    ========

        Net pension cost includes the following components (in thousands):
                                       FOR THE YEARS ENDED DECEMBER 31,
                                       1996          1995          1994
                                       ----          ----          ----
Benefits earned during the year      $ 1,443       $   945       $ 1,140
Interest cost on projected benefit
  obligation                             675           552           481
Actual return on plan assets          (1,458)       (1,586)          218
Net amortization and deferral            614           941          (772)
                                     -------       -------       -------
         Net pension cost            $ 1,274       $   852       $ 1,067
                                     =======       =======       =======

        The following assumptions were used to develop the pension information:

                                     1996           1995           1994
                                     ----           ----           ----
Discount rate                        7.50%          7.00%          8.25%
Rate of increase in future
  compensation levels                5.00%          5.00%          5.00%
Expected long-term rate of return
  on assets                          7.00%          7.00%          7.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1990, the Financial Accounting Standards Board issued Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and in November 1992, issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Since the Company has no postretirement or postemployment benefits (other than a pension plan) for its employees, adoption of these statements has had no effect on the Company's consolidated financial condition.

PROFIT-SHARING PLAN/401(K): The profit-sharing plan/401(k) (the "Plan") is a discretionary plan covering substantially all United States employees of the Company. The Plan is a defined contribution plan in which eligible employees may voluntarily elect to contribute "before-tax" dollars (deferred employee compensation) up to the lesser of 10% of their compensation or $9,500, the Internal Revenue Service's maximum, for the year ended December 31, 1996. The Company contributes an amount equal to 25% of the first 6% of each employee's contribution.

The Company's cost of the Plan was $322,000, $301,000 and $231,000 in 1996, 1995
and 1994, respectively.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash deposits and other cash equivalents that are in excess of federally insured limits. The Company's cash equivalents and short-term investments are placed with a wide array of institutions with high credit ratings or governmental agencies. This investment policy limits the Company's exposure to concentrations of credit risk.

LEGAL PROCEEDINGS: The Company is not a party to any pending legal proceedings which it believes will have a material adverse effect on its consolidated financial position or consolidated results of operations.

LETTERS OF CREDIT: At December 31, 1996, the Company was contingently liable for open letters of credit of approximately $4,601,000.

11.  STORE CLOSURES CHARGE:

During the second quarter ended June 30, 1996, the Company elected to close ten stores that were not performing up to its expectations. The Company recognized an estimated $4,100,000 in nonrecurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996. The store closure charges consist primarily of the estimated costs to terminate the related leases of the stores selected for closure. The actual amounts and timing of remaining closures will be determined in conjunction with the lessors during 1997. At December 31, 1996, $3,800,000 of the store closure charges are included in Accrued Expenses.

12.  STOCKHOLDERS' EQUITY:

The authorized capital stock of the Company includes 80,000,000 shares and 20,000,000 shares of common stock and preferred stock, respectively, at a par value of $.01 per share. The Company's Board of Directors has not authorized any series of this undesignated preferred stock to be issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK: On March 4, 1994, all shares of preferred stock were converted into common stock. Each share of preferred stock was converted into 1.0895 shares of common stock, for a total issuance of 4,080,000 shares of common stock (4,788,000 shares of common stock after the stock split described below).

COMMON STOCK: On May 25, 1994, the Company sold 1,875,000 shares of common stock at a per share price of $14.00 less related underwriting discounts and commissions and expenses of its initial public offering. On March 17, 1994, the Company consummated a 1.1736 for 1 stock split of the Company's common stock. A total of 20,405,000 shares of common stock was outstanding after this split, including 4,788,000 shares of common stock relating to the converted preferred stock described above. All share and per share amounts were retroactively restated to reflect this common stock split.

During the third quarter ended September 30, 1996, the Company repurchased 2,235,000 shares of common stock from its Chairman at $8.95 per share through a private purchase and 1,686,000 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of $39,705,000 from the repurchases was treated as a reduction of stockholders' equity. Costs of approximately $731,000 associated with these transactions have been included as a component of equity.

13.  RELATED PARTY TRANSACTIONS:

The Company leases a retail store from two of its officers and directors. The lease expires on August 31, 1999, with no renewal options. The Company paid these officers and directors $148,000, $148,000 and $135,000 in lease costs during 1996, 1995 and 1994, respectively.

14.  STOCK OPTION PLANS:

On March 17, 1994, the Company adopted and approved its Long-Term Incentive Plan, which plan was amended on December 18, 1996. Under this plan, the number of shares of the Company's common stock to be granted or subject to options or rights may not exceed 2,225,000 and no participant may be granted, in the aggregate, awards that would result in the employee receiving more than 25% of the maximum number of shares of common stock available for award under the Long-Term Incentive Plan. The plan provides that the exercise price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond 10 years from that date. Options vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant for grants issued during 1994, 1995 and 1996. No compensation expense was recognized during 1996.

A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates is presented below:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               1996                     1995                   1994
                                               ----                     ----                   ----
                                                   Wgtd. Avg               Wgtd. Avg              Wgtd. Avg
                                        Shares     Exer. Price   Shares    Exer. Price   Shares   Exer. Price
                                        ------     -----------   ------    -----------   ------   -----------
Outstanding at beginning of year        482,000    $  14.81       95,000    $  15.75        --     $   --
Granted                                 585,000       10.38      394,000       14.60      95,000      15.75
Exercised                                  --          --           --          --          --         --
Canceled                                (16,000)      13.92       (7,000)      15.91        --         --
                                     ----------    --------   ----------    --------   ---------   --------

Outstanding at end of year            1,051,000    $  12.36      482,000    $  14.81      95,000   $  15.75
                                     ==========    ========   ==========    ========   =========   ========

Options exercisable at year-end         279,250                   46,250                    --
                                     ==========               ==========               =========

Options available for future grant    1,174,000                1,743,000               2,130,000
                                     ==========               ==========               =========

Weighted average fair value of
options granted during the year      $     3.93                     5.14               $    6.14
                                     ==========               ==========               =========

Weighted average remaining
contractual life in years                     9                        9                      10
                                     ==========               ==========               =========


On May 25, 1995, the Company adopted and approved its Non-Employee Directors Stock Option Plan. Under this plan, the number of shares of common stock of the Company to be granted or subject to options or rights may not exceed 100,000. Each non-employee director shall automatically receive an option at each annual shareholders' meeting to purchase all or part of 2,500 shares of common stock. The plan provides that the exercise price of the options shall be 100% of the fair market value of the common stock on the date of grant. Options expire 10 years after the date of grant. During 1996 and 1995, options to purchase 5,000 shares of common stock were granted at an exercise price of $11.875 and $13.50, respectively, options issued under this plan vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant. At December 31, 1996, 90,000 shares were available for the granting of additional options. During 1996 no options were exercised or surrendered and no compensation expense was recognized.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option rights. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data). In determining the fair value, the Company used the Modified Black-Scholes American model, assumed a dividend of $0.20 per year beginning with quarterly payments in April 1997, an expected life of eight years for all grants, an expected volatility of 27.6% and a risk free interest rate of 6.5% for all years, (in thousands):

                                      1996            1995           1994
                                      ----            ----           ----

Net income as reported             $   19,050     $   29,772     $   28,799
                                   ==========     ==========     ==========
Proforma                           $   16,962     $   27,944     $   28,274
                                   ==========     ==========     ==========
Net income per share as reported   $     0.91     $     1.34     $     1.34
                                   ==========     ==========     ==========
Proforma                           $     0.81     $     1.25     $     1.31
                                   ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item is set forth in the Proxy Statement under the caption "Directors" and in the Notes to the "Summary Compensation Table" under the caption "Executive Compensation" and is incorporated herein by reference.

The information concerning compliance with section 16 of the Securities and Exchange Act of 1934 required by this Item is set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information required by this Item is set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

    (a) The following documents are filed as a part of this Report:

        (1) Financial Statements:

            Report of Independent Accountants
            Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Income For The Years Ended
              December 31, 1996, 1995 and 1994
            Consolidated Statements of Stockholders' Equity For The Years
              Ended December 31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows For The Years Ended
              December 31, 1996, 1995 and 1994
            Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules:

            The following financial statement schedule of Mikasa, Inc. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mikasa, Inc. and Subsidiaries.

        Schedule                                                  Page
        --------                                                  ----
           II       Valuation and Qualifying Accounts              47

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        (3) Exhibits:

            The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

            Exhibit
              No.                        Description
              ---                        -----------
            * 3.1    -- Restated Certificate of Incorporation of Registrant
            * 3.2    -- By-laws of the Registrant
            * 4.1    -- Specimen certificate for shares of Common Stock of the
                        Registrant
            *10.2    -- Management Agreement dated December 31, 1992 by and
                        between American Commercial, Incorporated and
                        Mikasa Nagoya Holdings, Inc.

            *10.4   -- Partnership Agreement for Mikasa Europe Distribution
                       GmbH & Co. KG (German copy and English translation)
            *10.5   -- Note Purchase Agreements dated as of May 1, 1993 by
                       and among Mikasa, Inc., American Commercial,
                       Incorporated and various Noteholders with Notes issued pursuant thereto
            *10.6   -- Revolving Credit Agreement dated May 19, 1993 by and
                       among Mikasa, Inc., American Commercial, Incorporated, The First National Bank of Boston and The Tokai Bank, Ltd. with Notes issued pursuant thereto
             10.7   -- Mikasa, Inc. Long-Term Incentive Plan (Amended and
                       Restated as of December 18, 1996)
            *10.8   -- Lease between The Equitable Life Assurance Society of
                       the United States and American Commercial, Incorporated for the lease of premises at 20633 South Fordyce Street, Long Beach, California
            *10.10  -- Lease between Main Street Associates and Tabletop
                       Merchandisers, Inc. for lease of premises at 93-95
                       Main Street, Flemington, New Jersey
           **10.12  -- Mikasa, Inc. Non-Employee Directors Stock Option Plan
             10.13  -- Stock Purchase Agreement dated August 6, 1996, between
                       Alfred J. Blake and Mikasa, Inc., incorporated by reference to exhibit (c)(1) filed with the
                       Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996
             10.14  -- Employment and Consulting Agreement dated August 6,
                       1996, between Alfred J. Blake and American Commercial, Incorporated and Mikasa, Inc., incorporated by reference to exhibit (c)(2) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed
                       August 8, 1996
             21.1   -- Subsidiaries of the Registrant
             23.1   -- Consent of Coopers & Lybrand
             27     -- Financial Data Schedule
             99     -- Offer to Purchase, dated August 8, 1996, incorporatedy
                       by reference to exhibit (a)(1) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996

      * Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-76708) filed March 21, 1994 and amended on May 3, 1994 and May 24, 1994 as the same numbered exhibit, which Registration Statement became effective May 25, 1994.

     ** Incorporated by reference to the exhibit filed with the Registrant's
        Registration Statement on Form S-8 (No. 33-93936) filed June 23, 1995.


    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1997.
                                  MIKASA, INC.

                                  By:  /s/ Raymond B. Dingman
                                       -----------------------------
                                        Raymond B. Dingman
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1997.

          SIGNATURE                            TITLE(S)
          ---------                            --------



/s/ Raymond B. Dingman             President, Chief Executive Officer and
---------------------------
Raymond B. Dingman                 Director (Principal Executive Officer)

/s/ Brenda W. Flores               Vice President, and Chief Financial Officer
---------------------------
Brenda W. Flores                   (Principal Financial and Accounting Officer)

/s/ George T. Aratani              Director
---------------------------
George T. Aratani

/s/ Robert H. Hotz                 Director
---------------------------
Robert H. Hotz

/s/ Joseph S. Muto                 Director
---------------------------
Joseph S. Muto

/s/ Anthony F. Santarelli          Director
---------------------------
Anthony F. Santarelli

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Stockholders
Mikasa, Inc.


Our report on the consolidated financial statements of Mikasa, Inc. and Subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 43 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.




Newport Beach, California
March 4, 1997

                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                          (In thousands)

                                                                      ADDITIONS
                                                                       CHARGED
                                                        BALANCE AT     TO COSTS                     BALANCE
                                                        BEGINNING        AND                       AT END OF
                     DESCRIPTION                        OF PERIOD      EXPENSES      DEDUCTIONS     PERIOD
                     -----------                        ---------      --------      ----------     ------
                                                                                        (a)
Year Ended December 31, 1994
Reserves deducted from assets to which they apply:
    Allowance for uncollectible accounts receivable        $ 830        $(400)        $(239)        $ 669

Year Ended December 31, 1995
Reserves deducted from assets to which they apply:
    Allowance for uncollectible accounts receivable        $ 669        $ (50)        $   5         $ 614

Year Ended December 31, 1996
Reserves deducted from assets to which they apply:
    Allowance for uncollectible accounts receivable        $ 614        $ 460         $ 311         $ 763


(a)  Accounts written off, net of recoveries

                                  MIKASA, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1995

                                INDEX TO EXHIBITS
                                                                  Sequentially
                                                                    Numbered
Exhibit No.         Description                                       Page
-------------------------------------------------------------------------------
    10.7  -- Mikasa, Inc. Long-Term Incentive Plan
             (Amended and Restated as of December 18, 1996)            49

    21.1  -- Subsidiaries of the Registrant                            57

    23.1  -- Consent of Coopers & Lybrand L.L.P.                       62

    27    -- Financial Data Schedule                                   __

EXHIBIT 10.7
                      MIKASA, INC. LONG-TERM INCENTIVE PLAN
                 (Amended and Restated as of December 18, 1996)

SECTION 1: PURPOSE. The purpose of the Mikasa, Inc. Long-Term Incentive Plan is to (a) advance the interests of the Corporation and its stockholders by providing incentives and rewards to those Employees who are in a position to contribute to the long-term growth and profitability of the Corporation; (b) assist the Corporation and its subsidiaries and affiliates in attracting, retaining, and motivating highly qualified Employees for the successful conduct of their business; and (c) make the Corporation's compensation program competitive with those of other major employers.

SECTION 2:  DEFINITIONS.

         2.1   "Award" means any one or more or combination of the following:
(i) Incentive Stock Options, (ii) Non-Qualified Stock Options, (iii) stock appreciation rights and (iv) grants of Restricted Stocks.

         2.2   "Board" means the Board of Directors of the Corporation.

         2.3 A "Change in Control of the Corporation" shall be deemed to occur in the event that any of the following circumstances have occurred and the Committee determines in its sole discretion that the occurrence of any of the following circumstances represents a Change in Control of the Corporation for the purposes of any or all of the provisions of this Plan:

               (i) if a change in control of the Corporation would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K as in effect on the date hereof, pursuant to Sections 13 or 15(d) of the Exchange Act, whether or not the Corporation is then subject to such reporting requirement;

               (ii) any "person" or "group" within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act (x) becomes the "beneficial owner", as defined in Rule 13d-3 under the Exchange Act, of more than 20% of the then outstanding voting securities of the Corporation, otherwise than through a transaction or transactions arranged by, or consummated with the prior approval of, the Board or (y) acquires by proxy or otherwise the right to vote for the election of directors, for any merger or consolidation of the Corporation or for any other matter or question, more than 20% of the then outstanding voting securities of the Corporation, otherwise than through an arrangement or arrangements consummated with the prior approval of the Board;

               (iii) if during any period of twenty-four consecutive months (not including any period prior to the adoption of this section), Present Directors and/or New Directors cease for any reason to constitute a majority of the Board. For purposes of this subsection (iii), "Present Directors" shall mean individuals who at the beginning of such consecutive twenty-four month period were members of the Board and "New Directors" shall mean any director whose election by the Board or whose nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were Present Directors or New Directors; or

                                       -1-
                                 Page 49 of 62

               (iv) any "person" or "group" within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act that is the "beneficial owner" as defined in Rule 13d-3 under the Exchange Act of 20% or more of the then outstanding voting securities of the Corporation commences soliciting proxies.

         2.4   "Code" means the Internal Revenue Code of 1986, as amended.

         2.5 "Committee" means the committee to be appointed by the Board to consist of two or more non-Employee members of the Board.

         2.6   "Corporation" means Mikasa, Inc., a Delaware corporation.

         2.7   "Disability" means permanent and total disability as defined in
Section 22(e)(3) of the Code.

         2.8 "Employee" means all employees of the Corporation or of a subsidiary or affiliate of the Corporation participating in the Plan, including officers of the Corporation, as well as officers of the Corporation who are also directors of the Corporation. However, an individual who is a member of the Committee shall not be an "employee" for purposes of this Plan.

         2.9 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         2.10 "Incentive Stock Option" means any stock option granted pursuant to this Plan which is designated as such by the Committee and which complies with Section 422 of the Code.

         2.11 "Market Price" is the mean of the high and low prices of the common stock of the Corporation as reported in the New York Stock Exchange-Composite Transactions on the date the Stock Option Award or stock appreciation right is exercised (or on the next preceding day such stock was traded on a stock exchange included in the New York Stock Exchange-Composite Transactions if it was not traded on any such exchange on the date the Stock Option Award or stock appreciation right is exercised). Notwithstanding the foregoing, if a stock appreciation right is exercised during the 60-day period commencing on the date of a Change in Control of the Corporation (as determined by the Committee), the Market Price for purposes of determining the stock appreciation shall be the highest of (1) the market price of the common stock of the Corporation, as determined under the preceding sentence; (2) the highest market price of a share of the common stock of the Corporation during the period commencing on the ninetieth day preceding the date of exercise of the stock appreciation right and ending on the date of exercise of the stock appreciation right; (3) the highest price per share of common stock of the Corporation shown on Schedule 13D or an amendment thereto filed pursuant to Section 13(d) of the Exchange Act by any person holding 20% of the combined voting power of the Corporation's then outstanding voting securities; or (4) the highest price paid or to be paid per share of common stock of the Corporation pursuant to a tender or exchange offer as determined by the Committee.

         2.12 "Non-Qualified Stock Option" means any Stock Option Award granted pursuant to this Plan which is not an Incentive Stock Option.



                                       -2-

         2.13 "Participants" in the Plan shall be those selected to participate in the Plan by the Committee who are Employees serving in a managerial, administrative, or professional position or any consultant or advisor engaged by the Corporation who renders bona fide services to the Corporation in connection with its business, provided that such services are not in connection with the offer or sales of securities in a capital raising transaction.

         2.14  "Plan" means the Long-Term Incentive Plan of the Corporation.

         2.15 "Restricted Stock" means common stock of the Corporation subject to restrictions on the transfer of such stock, conditions of forfeitability of such stock, or any other limitations or restrictions as determined by the Committee.

         2.16 "Stock Appreciation" shall be based on the excess of the Market Price of the Corporation's common stock over the option price of the related option stock.

         2.17  "Stock Option Awards" are such options referred to in
Section 5.1.

         2.18 "Termination Date" means the date an optionee ceases to be employed by the Corporation, its subsidiaries or affiliates.

SECTION 3: ADMINISTRATION. The Plan shall be administered and interpreted by the Committee. Members of the Committee are not eligible to participate in the Plan and no member may have received a discretionary benefit from a plan of the Corporation, a subsidiary or an affiliate within one year prior to serving on the Committee. All decisions and acts of the Committee shall be final and binding upon all Participants. The Committee shall: (i) determine the number and types of Awards to be made under the Plan; (ii) select the Awards to be made to Participants; (iii) set the option price, the number of Stock Option Awards to be awarded, and the number of shares to be awarded out of the total number of shares available for Awards; (iv) delegate to the Chief Executive Officer of the Corporation the right to allocate Awards among Employees who are not officers or directors of the Corporation within the meaning of the Exchange Act, any such delegation to be subject to such terms and conditions as the Committee in its discretion shall determine; (v) establish administrative regulations to further the purpose of the Plan; (vi) determine for any or all of the purposes of this Plan if a Change in Control of the Corporation has occurred; and (vii) take any other action desirable or necessary to interpret, construe or implement properly the provisions of the Plan.

SECTION 4:  AWARDS.

4.1 Award Agreements. All Awards shall be made pursuant to Award agreements between the Participant and the Corporation. The agreements shall be in such form as the Committee approves from time to time.





                                       -3-
                                 Page 51 of 62

         4.2 Maximum Amount Available. The total number of shares of common stock (including Restricted Stock, if any) optioned or granted under this Plan during the term of the Plan shall not exceed 2,225,000 shares. No Participant may be granted, in the aggregate, Awards which would result in the Participant receiving more than 25% of the maximum number of shares available for grant under the Plan. Solely for the purpose of computing the total number of shares of stock optioned or granted under this Plan, there shall be counted any shares which have been forfeited and any shares covered by a Stock Option Award which, prior to such computation, has terminated in accordance with its terms or has been canceled by the Participant or the Corporation.

         4.3 Adjustment in the Event of Recapitalization, etc. In the event of any change in the outstanding shares of the Corporation by reason of any stock split, stock dividend, recapitalization, merger, consolidation, combination or exchange of shares or other similar corporate change or in the event of any special distribution to the stockholders, the Committee shall make such equitable adjustments in the number of shares and prices per share applicable to Stock Option Awards then outstanding and in the number of shares which are available thereafter for Stock Option Awards or other Awards, both under the Plan as a whole and with respect to individuals, as the Committee determines are necessary and appropriate. Any such adjustment shall be conclusive and binding for all purposes of the Plan.

SECTION 5:  STOCK OPTION AWARDS.

         5.1 Types. The Corporation may grant Stock Option Awards to purchase common stock or Restricted Stock of the Corporation to such Participants as the Committee, or the Chief Executive Officer of the Corporation, if the Committee in its discretion delegates the right to allocate Awards pursuant to Section 3, authorizes and under such terms as the Committee establishes. The Committee shall determine with respect to each Stock Option Award and designate in the grant whether a Participant is to receive an Incentive Stock Option or a Non-Qualified Stock Option.

         5.2 Price. The option price of each share of common stock subject to a Stock Option Award shall be specified in the grant, but in no event shall the exercise price be less than the closing price of the common stock of the Corporation on the date the Stock Option Award is authorized as reported in the New York Stock Exchange-Composite Transactions. If the Participant to whom an Incentive Stock Option is granted owns, at the time of the grant, more than ten percent (10%) of the combined voting power of the Corporation or a parent or subsidiary of the Corporation, the option price of each share of stock subject to such grant shall be not less than one hundred ten percent (110%) of the closing price described in the preceding sentence.








                                       -4-
                                 Page 52 of 62

         5.3 Term and Exercisability. A Stock Option Award by its terms also shall be of no more than 10 years' duration, except that an Incentive Stock Option granted to a Participant who, at the time of the grant, owns stock representing more than ten percent (10%) of the combined voting power of the Corporation or a parent or subsidiary of the Corporation shall by its terms be of no more than five (5) years' duration. Except as otherwise provided herein, a Stock Option Award by its terms shall be exercisable only after such period of time as the Committee shall determine and specify in the grant, but in no event less than one year following the date of grant of such Award (subject to acceleration of vesting as provided herein or in the Award agreement).

         5.4 Termination of Employment or Engagement. In the event that an Employee Participant shall cease to be employed by the Corporation, its subsidiaries or affiliates, the vesting of such Participant's Stock Option Awards shall immediately and automatically terminate on the Termination Date and if the cessation of employment is:

         (1) due to any reason other than retirement, Disability, death or termination of employment by the Corporation without cause, such optionee's Stock Option Awards shall expire on the Termination Date;

         (2) due to retirement, Disability or termination of employment by the Corporation without cause, such optionee's Stock Option Awards exercisable on the Termination Date shall remain exercisable for three years after the Termination Date;

         (3) due to death while employed by the Corporation, its subsidiaries or affiliates, or during the three year period following termination of employment due to retirement, Disability, or termination of employment by the Corporation without cause, the optionee's Stock Option Awards exercisable at the time of death shall remain exercisable for one year after the date of the optionee's death;

provided, however, that notwithstanding anything hereinabove to the contrary:
(i) if any Stock Option Award would otherwise expire by expiration of its term on an earlier date than described above, such Stock Option Award shall remain exercisable only until the earlier expiration date; (ii) in the event of termination of employment within two years of a Change in Control of the Corporation, all unvested portions of the Participant's Stock Option Awards shall vest on the Termination Date and the Stock Option Awards shall remain exercisable for three years from the Termination Date; (iii) the vesting schedule and termination provisions of Stock Option Awards to non-Employee Participants shall be governed by the Award agreement applicable to such Stock Option Awards; (iv) the Committee shall retain the right to permit acceleration of vesting in the event of termination of employment for any reason specified in
(1), (2) or (3) above; and (v) with respect to Incentive Stock Options, the tax treatment available pursuant to Section 422 of the Code upon exercise will not be available in the event of an exercise more than three months following the date of retirement or termination of employment by the Corporation without cause or more than 12 months following termination due to Disability.



                                       -5-
                                 Page 53 of 62

         5.5 Exercise. A Stock Option Award may be exercised with respect to part or all of the shares subject to such option by giving written notice to the Corporation of the exercise of the option. The option price for the shares for which a Stock Option Award is exercised shall be paid on or within ten business days after the date of exercise in cash, in whole shares of common stock of the Corporation owned by the Participant prior to exercising the option, or in a combination of cash and such shares of common stock. The value of any share of common stock delivered in payment of the option price shall be its Market Price on the date the Stock Option Award is exercised.

         5.6 Other Restrictions. The aggregate fair market value of all shares of stock with respect to which Incentive Stock Options are exercisable for the first time by a Participant in any one calendar year, under this Plan or any other stock option plan maintained by the Corporation (or by any subsidiary or parent of the Corporation), shall not exceed $100,000. The fair market value of such shares of stock shall be the exercise price specified in the grant, which shall in no event be less than the closing price of the common stock of the Corporation as reported in the New York Stock Exchange - Composite Transactions on the date the related Incentive Stock Option is granted (or on the next preceding day such common stock was traded on a stock exchange included in the New York Stock Exchange - Composite Transactions if it was not traded on any such exchange on the date the related Incentive Stock Option is granted).

SECTION 6:  STOCK APPRECIATION RIGHTS.

         6.1 The Committee may, in its discretion, grant stock appreciation rights to Participants who have received a Stock Option Award. The stock appreciation rights may relate to such number of shares, not exceeding the number of shares that the Participant may acquire upon exercise of a related Stock Option Award, as the Committee determines in its discretion. Upon exercise of a Stock Option Award by a Participant, the stock appreciation rights relating to the shares covered by such exercise shall terminate. Upon termination or expiration of a Stock Option Award, any unexercised stock appreciation rights related to that option shall also terminate. Upon exercise of stock appreciation rights, such rights and the related option to the extent of an equal number of shares shall terminate, and, solely for purposes of computing the number of shares of stock (including Restricted Stock, if any) optioned or granted under this Plan, shall be counted against the maximum number of shares of stock authorized under Section 4.2 of this Plan.

         6.2 The Committee at its discretion may revoke at any time any unexercised stock appreciation rights granted to a Participant under this Plan, without compensation of such Participant. Revocation of a Participant's stock appreciation rights under this Section 6.2 shall not affect any related Stock Option Awards granted to the Participant under this Plan.

         6.3 Upon a Participant's exercise of some or all of the Participant's stock appreciation rights, the Participant shall receive an amount equal to the value of the Stock Appreciation for the number of rights exercised, payable in cash, common stock, Restricted Stock, or a combination thereof, at the discretion of the Committee.



                                       -6-
                                 Page 54 of 62

         6.4 The Committee shall have the discretion either to determine the form in which payment of a stock appreciation right will be made, or to consent to or disapprove the election of the Participant to receive cash in full or partial settlement of the right. Such consent or disapproval may be given at any time before or after the election to which it relates. Notwithstanding the foregoing provision, if a Participant exercises a stock appreciation right during the 60-day period commencing on the date of a Change in Control of the Corporation (as determined by the Committee), the form of payment of such stock appreciation right shall be cash, provided that such stock appreciation right was granted at least six months prior to the date of exercise, and shall be common stock if such stock appreciation right was granted six months or less prior to the date of exercise.

         6.5 Settlement for exercised stock appreciation rights may be deferred by the Committee in its discretion to such date and under such terms and conditions as the Committee may determine.

         6.6 A stock appreciation right is only exercisable and transferable during the period when the Stock Option Award to which it is related is also exercisable and transferable, respectively. If the Participant is a person subject to Section 16 of the Exchange Act, the election to exercise the stock appreciation right may not be exercised within six months after the grant of the option, unless otherwise permitted by law.

SECTION 7:  GRANTS OF RESTRICTED STOCK.

         7.1 The Committee may grant, either alone or in addition to other Awards granted under the Plan, shares of Restricted Stock to such Participants as the Committee, or the Chief Executive Officer of the Corporation, if the Committee in its discretion delegates the right to allocate Awards pursuant to
Section 3, authorizes and under such terms as the Committee establishes. The Committee, in its discretion, may also make a cash payment to a Participant granted shares of Restricted Stock under the Plan to allow such Participant to satisfy tax obligations arising out of receipt of Restricted Stock.

         7.2 Restricted Stock may not be sold or transferred by the Participant until any restrictions that have been established by the Committee have lapsed.

         7.3 The Participant shall have, with respect to Restricted Stock, all of the rights of a stockholder of the Corporation, including the right to vote the shares and the right to receive any dividends, unless the Committee shall otherwise determine.

         7.4 Upon a Participant's termination of employment during the period any restrictions are in effect, all Restricted Stock shall be forfeited to the Corporation without compensation to the Participant unless the Committee decides that it is in the best interest of the Corporation to permit individual exceptions.









                                       -7-
                                 Page 55 of 62

SECTION 8:  GENERAL PROVISIONS.

         8.1 Nothing contained herein shall require the Corporation to segregate any monies from its general funds, or to create any trusts, or to make any special deposits for any immediate or deferred amounts payable to any Participant for any year.

         8.2 Participation in this Plan shall not affect the Corporation's right to discharge a Participant.

SECTION 9:  AMENDMENT, SUSPENSION, OR TERMINATION.

         The Board may amend, alter, or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would (i) change the employees eligible to be Participants, or (ii) change the maximum number of shares of stock that may be optioned or granted under this Plan to any Participant or change the formula used to calculate such maximum without approval by the holders of a majority of all outstanding shares entitled to vote on the subject at a meeting of stockholders of the Corporation.

SECTION 10: NON-TRANSFERABILITY OF AWARDS.

         No Award under the Plan, and no interest therein, shall be transferable by the Participant other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder, and, during the Participant's lifetime, will be exercisable only by the Participant, his or her guardian or legal representative.

Notwithstanding the foregoing, any assignment or transfer of any Awards without the written consent of the Corporation shall be null and void.

SECTION 11:  EFFECTIVE DATE AND DURATION OF THE PLAN.

         This Plan shall be effective following approval by the stockholders of the Corporation. No Award shall be granted under this Plan subsequent to December 31, 1999.












                                      -8-
                                 Page 56 of 62

EXHIBIT 21.1
                                                 Dated as of December 31, 1996


                                         SUBSIDIARIES OF MIKASA, INC.

                                                                   PERCENTAGE
                                                                    OF VOTING             NAMES UNDER
                                STATE OF        STATES OF             STOCK           WHICH SUBSIDIARIES
          COMPANY             INCORPORATION   QUALIFICATION       (SECURITIES)            DO BUSINESS
============================ =============== ================ ===================== =======================

American Commercial,         CALIFORNIA      NEW JERSEY,      100% OWNED BY         MIKASA
Incorporated ("ACI")                         NEW YORK         MIKASA, INC.          MIKASA FACTORY STORE
                                                                                    STUDIO NOVA
                                                                                    CHRISTOPHER STUART
                                                                                    HOME BEAUTIFUL
---------------------------- --------------- ---------------- --------------------- -----------------------

                                        SUBSIDIARIES OF ACI
                                        -------------------

Dinnerware Plus, (AL) Inc.   Delaware         ALABAMA         100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (AZ) Inc.   DELAWARE         ARIZONA         100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (CA) Inc.   DELAWARE         CALIFORNIA      100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (CO) Inc.   DELAWARE         COLORADO        100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (CT) Inc.   DELAWARE         CONNETICUT      100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (DE) Inc.   DELAWARE         DELAWARE        100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (GA) Inc.   DELAWARE         GEORGIA         100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (HI) Inc.   DELAWARE         HAWAII          100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (ID) Inc.   DELAWARE         IDAHO           100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (IA) Inc.   DELAWARE         IOWA            100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE
                                       -1-



                                                                   PERCENTAGE
                                                                    OF VOTING             NAMES UNDER
                                STATE OF        STATES OF             STOCK           WHICH SUBSIDIARIES
          COMPANY             INCORPORATION   QUALIFICATION       (SECURITIES)            DO BUSINESS
============================ =============== ================ ===================== =======================

Dinnerware Plus, (IL) Inc.   DELAWARE         ILLINOIS        100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (IN) Inc.   DELAWARE         INDIANA         100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (KS) Inc.   DELAWARE         KANSAS          100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (KY) Inc.   DELAWARE         KENTUCKY        100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (LA) Inc.   DELAWARE         LOUISIANA       100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (MA) Inc.   DELAWARE         MASSACHUSETTS   100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (Maine)     DELAWARE         MAINE           100% OWNED BY ACI      MIKASA
Inc.                                                                                 MIKASA FACTORY STORE

Dinnerware Plus, (MD) Inc.   DELAWARE         MARYLAND        100% OWNED BY ACI      MIKASA
                                                                                     MIKASA FACTORY STORE

Dinnerware Plus, (Missouri)  DELAWARE        MISSOURI         100% OWNED BY ACI     MIKASA
Inc.                                                                                MIKASA FACTORY STORE

Dinnerware Plus, (MI) Inc.   DELAWARE        MICHIGAN         100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (MN) Inc.   DELAWARE        MINNESOTA        100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (MS) Inc.   DELAWARE        MISSISSIPPI      100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (N.C.)      DELAWARE        NORTH            100% OWNED BY ACI     MIKASA
Inc.                                         CAROLINA                               MIKASA FACTORY STORE

Dinnerware Plus, (NE) Inc.   DELAWARE        NEBRASKA         100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (NH) Inc.   DELAWARE        NEW              100% OWNED BY ACI     MIKASA
                                             HAMPSHIRE                              MIKASA FACTORY STORE

Dinnerware Plus, (NM) Inc.   DELAWARE        NEW MEXICO       100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE



                                       -2-
                                 Page 58 of 62




                                                                   PERCENTAGE
                                                                    OF VOTING             NAMES UNDER
                                STATE OF        STATES OF             STOCK           WHICH SUBSIDIARIES
          COMPANY             INCORPORATION   QUALIFICATION       (SECURITIES)            DO BUSINESS
============================ =============== ================ ===================== =======================

Dinnerware Plus, (NV) Inc.   DELAWARE        NEVADA           100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (OH) Inc.   DELAWARE        OHIO             100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (OK) Inc.   DELAWARE        OKLAHOMA         100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (OR) Inc.   DELAWARE        OREGON           100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (RI) Inc.   DELAWARE        RHODE            100% OWNED BY ACI     MIKASA
                                             ISLAND                                 MIKASA FACTORY STORE

Dinnerware Plus, (SC) Inc.   DELAWARE        SOUTH            100% OWNED BY ACI     MIKASA
                                             CAROLINA                               MIKASA FACTORY STORE

Dinnerware Plus, (Texas)     DELAWARE        TEXAS            100% OWNED BY ACI     MIKASA
Inc.                                                                                MIKASA FACTORY STORE

Dinnerware Plus, (TN) Inc.   DELAWARE        TENNESSEE        100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (UT) Inc.   DELAWARE        UTAH             100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (VA) Inc.   DELAWARE        VIRGINIA         100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (VT) Inc.   DELAWARE        VERMONT          100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (WA) Inc.   DELAWARE        WASHINGTON       100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Dinnerware Plus, (WI) Inc.   DELAWARE        WISCONSIN        100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Christopher Stuart           DELAWARE        CALIFORNIA,      100% OWNED BY ACI     MIKASA
Galleries, Inc.                              NEW JERSEY                             MIKASA FACTORY STORE

Houseware Merchandisers,     DELAWARE        FLORIDA,         100% OWNED BY ACI     MIKASA
Inc.                                         PENNSYLVANIA                           MIKASA FACTORY STORE


                                       -3-
                                 Page 59 of 62



                                                                   PERCENTAGE
                                                                    OF VOTING             NAMES UNDER
                                STATE OF        STATES OF             STOCK           WHICH SUBSIDIARIES
          COMPANY             INCORPORATION   QUALIFICATION       (SECURITIES)            DO BUSINESS
============================ =============== ================ ===================== =======================

Tabletop Merchandisers       DELAWARE        TEXAS            100% OWNED BY ACI     MIKASA
(Texas), Inc.

Mikasa Licensing, Inc.       DELAWARE        NEVADA           100% OWNED BY ACI     MIKASA
                                                                                    MIKASA FACTORY STORE

Mikasa (CA), Inc.            CALIFORNIA      NONE             100% OWNED BY ACI


Sinvalco Associates, Inc.    DELAWARE        NONE             100% OWNED BY ACI

Tabletop Merchandisers,      DELAWARE        NEW JERSEY       100% OWNED BY ACI     MIKASA
Inc. ("TMI")                                                                        MIKASA FACTORY STORE

Mikasa Nagoya Holdings,      DELAWARE        NONE             100% OWNED BY ACI
Inc. ("MNHI")

Mikasa International, Inc.   DELAWARE        NONE             100% OWNED BY ACI     MIKASA
("MII")

                                        SUBSIDIARY OF TMI
                                        -----------------

Dinnerware Plus, (NY) Inc.   DELAWARE         NEW YORK        100% OWNED BY          MIKASA
                                                              TMI                    MIKASA FACTORY STORE
                                                                                     STUDIO NOVA

                                        SUBSIDIARY OF MNHI
                                        ------------------

Mikasa Corporation           JAPAN            NONE            100% OWNED BY          MIKASA
                                                              MNHI

                                        SUBSIDIARIES OF MII
                                        -------------------

Mikasa Europe, Inc.          DELAWARE         NONE            100% OWNED BY MII      MIKASA

Table Fashions               DELAWARE         NONE            100% OWNED BY MII      MIKASA
International, Inc.

Mikasa (Canada), Inc.        CANADA           NONE            100% OWNED BY MII      MIKASA
("MCI")                                                                              STUDIO NOVA
                                                                                     CHRISTOPHER STUART
                                                                                     HOME BEAUTIFUL

                                       -4-


                                                                   PERCENTAGE
                                                                    OF VOTING             NAMES UNDER
                                STATE OF        STATES OF             STOCK           WHICH SUBSIDIARIES
          COMPANY             INCORPORATION   QUALIFICATION       (SECURITIES)            DO BUSINESS
============================ =============== ================ ===================== =======================


                                        SUBSIDIARY OF MCI
                                        -----------------

Dinnerware Plus (ON), Inc.   CANADA           NONE            100% OWNED BY MCI      MIKASA
                                                                                     MIKASA FACTORY STORE


                                        AFFILIATES OF ACI
                                        -----------------

Mikasa Europe Distribution   GERMANY          NONE            66-2/3%                MIKASA
GmbH ("MED")
Mikasa Europe Distribution   GERMANY          NONE            66-2/3% (INCLUDING     MIKASA
GmnH & Co. KG (limited                                        INDIRECT OWNERSHIP
partnership)                                                  THROUGH MED)
























                                      -5-

Exhibit 23.1
                       CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statements of Mikasa, Inc. on Form S-8 (File No. 33-93936) and Form S-8 (File No. 33-83250) of our reports dated March 4, 1997 on our audits of the consolidated financial statements of Mikasa, Inc. and subsidiaries as of December 31, 1996 and 1995 and for the three years in the period ended December 31, 1996, which reports are included in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.




Newport Beach, California
March 27, 1997