Form 10-Q
period 1997-03-31
MIKASA INC
filed 1997-05-15
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-13066

                                  MIKASA, INC.
           (Exact name of Registrant as specified in its charter)

                  Delaware                      33-0099676
         --------------------------           ------------------
        (State or other jurisdiction         (I.R.S. Employer
         of incorporation or organization)     Identification No.)


20633 South Fordyce Ave., Long Beach, California         90810
--------------------------------------------------     ----------
(Address of principal executive offices)               (Zip Code)


                               (310) 886-3700
                               --------------
             Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         As of March 31, 1997, a total of 18,359,195 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.


                            Manually Signed Original
                            Exhibit Index on Page 13
                                  Page 1 of 14

                                  MIKASA, INC.

                                TABLE OF CONTENTS



                                                                            Page

PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements

               Consolidated Balance Sheets as of                             3
               March 31, 1997 and December 31, 1996

               Consolidated Statements of Income                             4
               for the three months ended March 31, 1997
               and 1996

               Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1997 and 1996                                       5

               Notes to Consolidated Financial                               6
               Statements

            Item 2   Management's Discussion and Analysis                    7
                of Financial Condition and Results of
                Operations

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                       11

            Signatures                                                      12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                    March  31,     December 31,
                                                        1997            1996
                                                   -------------    -----------
                                                   (Unaudited)
            ASSETS
Cash and cash equivalents                           $   14,397       $  42,287
Accounts receivable trade, net                          24,140          24,016
Inventories                                            133,050         132,206
Prepaid expenses and other current assets                6,675           7,613
                                                     ----------       ---------
       Total current assets                            178,262         206,122
Property and equipment, net                             84,885          71,893
Notes receivable and other assets                        1,049           1,086
Intangible assets, net                                   4,818           4,880
                                                      ----------       ---------
       Total assets                                    $269,014        $283,981
                                                      ----------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                          $  1,354        $  1,797
Accounts payable                                         12,037          18,620
Other current liabilities                                16,531          23,320
                                                     ----------       ---------
       Total current liabilities                         29,922          43,737
Deferred income taxes                                     1,672           1,672
Notes payable                                            60,000          60,000
                                                     ----------       ---------
       Total liabilities                                 91,594         105,409
                                                     ----------       ---------

Preferred stock, undesignated,
  $0.01 par value; authorized
  20,000 shares; none issued and outstanding                --              --
Common stock, $0.01 par value;
  authorized 80,000 shares;
  issued and outstanding 18,359 shares                   49,532          49,532
Cumulative translation adjustment                         (353)             185
Retained earnings                                       167,946         168,560
                                                      ----------       ---------
                                                        217,125         218,277
Less treasury stock, 3,921 shares, at cost               39,705          39,705
                                                     ----------       ---------
       Total stockholders' equity                       177,420         178,572
                                                     ----------       ---------
       Total liabilities and stockholders' equity      $269,014        $283,981
                                                     ----------       ---------
The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, except per share data)


                                                        For The Three Months
                                                          Ended March 31,
                                                   --------------------------
                                                       1997            1996
                                                   ----------     -----------


Net sales                                            $ 73,108        $ 69,220
Cost of sales                                          40,336          38,471
                                                   ----------       ---------
  Gross profit                                         32,772          30,749
Selling, general and
  administrative expenses                              32,061          28,872
                                                    ----------       ---------
    Income from operations                                711           1,877
Interest expense, net                                     216             212
                                                     ----------       ---------
Income before income taxes                                495           1,665
Income tax provision                                      191             658
                                                    ----------       ---------
  Net income                                          $   304        $  1,007
                                                    ----------       ---------
Net income per share of
  common stock                                        $  0.02        $   0.05
                                                    ----------       ---------
Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding                                          18,359          22,280
                                                    ----------       ---------
Cash dividend per share                               $  0.05         $  0.00
                                                    ----------       ---------


The Accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                        For The Three Months
                                                          Ended March 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------      ----------

Cash flows from operating activities:
 Net income                                             $ 304         $ 1,007
 Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                         1,397           1,042
  Changes in operating assets and liabilities         (14,639)        (13,283)
                                                      ----------       ---------

     Net cash used in operating activities             (12,938)        (11,234)
                                                     ----------       ---------

Cash flows from investing activities:
  Capital expenditures                                 (14,477)         (4,331)
  Decrease in notes receivable                              92              82
                                                     ----------       ---------

      Net cash used in investing activities            (14,385)         (4,249)
                                                     ----------       ---------
Cash flows from financing activities:
  Net (payments) borrowings of
    short-term debt                                       (452)             235
                                                     ----------       ---------
    Net cash (used in) provided by financing
      activities                                          (452)             235
                                                     ----------       ---------
    Effect of exchange rate changes on cash
      and cash equivalents                                (115)            (81)
                                                     ----------       ---------
    Net decrease in cash, cash equivalents
      and short-term investments                       (27,890)        (15,329)

Cash, cash equivalents and short-term
  investments, beginning of period                       42,287          73,726
                                                     ----------       ---------
Cash, cash equivalents and short-term
  investments, end of period                          $  14,397        $ 58,397
                                                     ----------       ---------

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.    Income Taxes:

      For the three months ended March 31, 1997, income taxes have been provided at an estimated annual rate of 38.6% of income before taxes. For the three months ended March 31, 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $484 at March 31, 1997 and $763 at December 31, 1996.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $24,940 at March 31, 1997 and 23,604 at December 31, 1996.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,197 at March 31, 1997 and $2,135 at December 31, 1996.

6.    Declaration of Dividend:

      During the quarter ended March 31, 1997, the Company declared and accrued a quarterly dividend of $0.05 per share or $918 on its common stock to stockholders of record on April 4, 1997 payable on April 18, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain financial and operations data for the periods indicated:
                                                        Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                    1997                1996
                                                  --------            --------
Net Sales by Channel of Distribution:
Direct to consumers                                $39,062             $33,622
Retail accounts                                     28,981              29,846
International                                        5,065               5,752
                                                  --------           ---------
    Total                                          $73,108             $69,220
                                                   -------           ---------
Operations Data:
Stores open at beginning of period                     134                 119
U.S. stores opened during period                         5                   3
Stores closed during period                              2                   1
                                                   -------           ---------
  Stores open at end of period (1)                     137                 121
                                                   -------           ---------
Percentage decrease in comparable store net sales      2.9%                2.6%

                                                           As Of March 31,
                                                  ----------------------------
                                                    1997                1996
                                                  --------            --------

Total U. S. store gross square footage            1,291,400          1,123,800

(1) Includes 6 stores planned for closure which were in operation at the end of March 1997.

      Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

      Net Sales. Net sales for the three months ended March 31, 1997 (the "current period") were $73.1 million, an increase of $3.9 million or 5.6% from net sales of $69.2 million for the three months ended March 31, 1996 (the "prior period"). This increase in net sales was attributable to a combination of factors. The Company's direct consumer channel of distribution provided an increase of $5.4 million of sales over the prior period, where sales are generally consummated at higher price levels than in the retail account channel. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. The Company opened 16 new domestic retail stores during 1996, which accounted for $4.0 million of the retail sales growth. These increases were partially offset by a $0.8 million decrease of sales through the retail account channel of distribution and a $0.7 million decrease of sales through the international business.

      Gross Profit. Gross profit for the current period was $32.8 million, an increase of $2.0 million or 6.6% over the prior period's gross profit of $30.7 million. Gross profit as a percentage of net sales increased to 44.8% in the current period from 44.4% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins in the current period from the retail account and international business over the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $32.1 million, an increase of $3.2 million or 11.0% over the prior period selling, general and administrative expenses of $28.9 million. As a percentage of net sales, such expenses increased to 43.9% in the current period from 41.7% in the prior period. During the current period, $1.2 million in expenses were added for ongoing operating expenses of the five new domestic stores opened in the United States during the current period and certain preopening expenses for those stores and other stores expected to open in 1997. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. In addition, the first quarter of operations in 1997 for the 16 domestic retail stores opened during the 12 months ended December 31, 1996, added $2.7 million in expenses in the current period compared to the prior period, when some of the stores were only in operation for varying portions of the quarter, or not yet opened.

      Income from Operations. Income from operations in the current period was $0.7 million, a decrease of $1.2 million from the prior period's income from operations of $1.9 million. This represented a decrease as a percentage of net sales to 1.0% in the current period from 2.7% in the prior period. This decrease was primarily attributable to the increase in selling, general and administrative expenses as a percentage of net sales, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and anticipated lower sales in the first quarter contributed to the decline in income from operations. Sales are expected to be higher toward the latter half of the year to offset these increased expenses.

      Interest Expense, Net. Net interest expense was $0.2 million in both the current period and prior period.

Liquidity and Capital Resources

      The Company has $60.0 million unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 1999, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of March 31, 1997, $6.5 million had been used for letters of credit under the revolving credit facility. The balance of $43.5 million was unused and available.

      The Company had working capital of $148.3 million at March 31, 1997 and working capital of $162.4 million at December 31, 1996. Net cash used in operating activities was $12.9 million and $11.2 million in the three months ended March 31, 1997 and 1996, respectively. The increase in net cash used in operating activities in the three months ended March 31, 1997 compared to the same period of 1996 is primarily attributable to the decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was $14.4 million and $4.2 million in the three months ended March 31, 1997 and 1996, respectively. The Company made capital expenditures of $14.5 million in the three months ended March 31, 1997 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements and distribution facilities' fixtures) and $4.3 million in the three months ended March 31, 1996 (consisting primarily of new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing stores).

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

      The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 1999 which includes an extension option for one year. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. In March 1996, the Company announced plans to construct a new distribution facility in South Carolina. Construction of the 580,000 square foot facility commenced in the second quarter of 1996 and is anticipated to be completed in the latter part of 1997. As of March 31, 1997, $36 million of the estimated $60 million capital commitments associated with this facility had been incurred. The Company expects to finance the balance of this capital commitment principally with cash generated from operations or from long-term borrowings as the Company is also evaluating possible alternative methods of financing the facility. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time.

      As of the close of the first quarter of 1997, Company owned stores increased to 137, including the opening of 5 new retail stores and 2 store closures. The number of states in which the Company operates stores remained at
41. The Company plans to continue to pursue expansion of its store network. Present plans include opening between 20 and 25 new retail stores in 1997, of which 5 stores have been opened through the first quarter, and between 20 and 25 stores in 1998. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of the Company's expanding retail store network.

      The Company currently estimates that its aggregate capital expenditures in 1997 and 1998 will approximate up to $75 million. This includes the expansion of the retail store network (including initial investments in inventory), expansion of its international operations and the $24 million remaining of the estimated $60 million for the construction of the new distribution facility. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

      In 1997, the Company will adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing Financial Assets Extinguishments of Liabilities." Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement of Financial Accounting Standard No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management has not yet determined the impact that adoption of Statement of Financial Accounting Standard No. 128 is expected to have on the financial statements of the Company.

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



                                  MIKASA, INC.
                                  (Registrant)






Date:       May 15, 1997            /s/ Raymond B. Dingman
                                    --------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                    /s/ Brenda W. Flores
                                    --------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX



Exhibit
No.               Description                                     Page
--------------------------------------------------------------------------

27          Financial Data Schedule                                  14