Form 10-Q
period 1997-06-30
MIKASA INC
filed 1997-08-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                           33-0099676
    ------------------------------           --------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

   20633 South Fordyce Ave., Long Beach, California           90810
   ------------------------------------------------           -----
         (Address of principal executive offices)           (Zip Code)

                                 (310) 886-3700
               --------------------------------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No .....


As of June 30, 1997, a total of 18,359,195 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                           Manually Signed Original
                           Exhibit Index on Page 16

                                 MIKASA, INC.

                              TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets as of                 3
               June 30, 1997 and December 31, 1996

               Consolidated Statements of Income                 4
               for the three months ended June 30,
               1997 and 1996, and six months ended
               June 30, 1997 and 1996

               Consolidated Statements of Cash Flows             5
               for the six months ended June 30, 1997
               and 1996

               Notes to Consolidated Financial                   6
               Statements

       Item 2. Management's Discussion and Analysis              7
               of Financial Condition and Results of
               Operations

PART II. OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security      14
               Holders

       Item 6. Exhibits and Reports on Form 8-K                 14

         Signatures                                             15

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIKASA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                  June 30,         December 31,
                                                    1997               1996
                                                  -----------     ------------
                                                  (Unaudited)
                    ASSETS

Cash and cash equivalents                          $   23,067        $  42,287
Accounts receivable trade, net                         26,499           24,016
Inventories                                           146,709          132,206
Prepaid expenses and other current assets               6,229            7,613
                                                  -----------      -----------
     Total current assets                             202,504          206,122
Property and equipment, net                            97,105           71,893
Notes receivable and other assets                       1,015            1,086
Intangible assets, net                                  4,800            4,880
                                                  -----------      -----------
     Total assets                                  $  305,424       $  283,981
                                                  ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                      $    1,508       $    1,797
Accounts payable                                       15,106           18,620
Other current liabilities                              17,598           23,320
                                                  -----------       ----------
     Total current liabilities                         34,212           43,737
Deferred income taxes                                   1,672            1,672
Notes payable                                          90,000           60,000
                                                  -----------       ----------
     Total liabilities                                125,884          105,409
                                                  -----------       ----------
Preferred stock, undesignated, $0.01 par
  value; authorized 20,000 shares;  none
  issued and outstanding                                   --               --
Common stock, $0.01 par value; authorized
  80,000 shares; 18,359 shares issued and
  outstanding                                          49,532           49,532
Cumulative translation adjustment                         232              185
Retained earnings                                     169,481          168,560
                                                  -----------       ----------
                                                      219,245          218,277
Less treasury stock, 3,921 shares, at cost             39,705           39,705
                                                  -----------       ----------
     Total stockholders' equity                       179,540          178,572
                                                  -----------       ----------
     Total liabilities and stockholders' equity      $305,424         $283,981
                                                  ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)


                              For The Three Months Ended         For The Six Months
                                      June 30                      Ended June 30,
                              --------------------------     --------------------------
                                 1997          1996             1997           1996
                              ----------    -----------      -----------    -----------
Net sales                     $   83,142    $    76,476      $   156,250    $   145,696
Cost of sales                     45,242         42,089           85,578         80,560
                              ----------    -----------      -----------    -----------
  Gross profit                    37,900         34,387           70,672         65,136
Selling, general and
  administrative expenses         34,891         31,193           66,952         60,065
Store closure charge                  --          4,100               --          4,100
                              ----------     ----------      -----------    -----------
  Income (loss) from
    operations                     3,009           (906)           3,720            971
Interest expense, net                371            339              587            551
                              ----------    -----------      -----------    -----------
  Income (loss) before
    income taxes                   2,638         (1,245)           3,133            420
Income tax provision (benefit)     1,064           (492)           1,255            166
                              ----------    -----------      -----------    -----------
     Net income (loss)        $    1,574    $      (753)     $     1,878    $       254
                              ==========    ===========      ===========    ===========
Net income (loss) per share
  of common stock             $     0.09    $     (0.03)     $      0.10    $      0.01
                              ==========    ===========      ===========    ===========
Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding                     18,359         22,280           18,359         22,280
                              ==========    ===========      ===========    ===========
Cash dividend per share
  of common stock             $     0.05    $      0.00      $      0.10    $      0.00
                              ==========    ===========      ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                  For The Six Months Ended
                                                          June 30,
                                              --------------------------------
                                                   1997                1996
                                              --------------      ------------
Cash flows from operating activities:
  Net income                                      $    1,878         $     254
  Adjustments to reconcile net income
     to net cash used in operating
     activities:
     Depreciation and amortization                     2,960             2,282
     Changes in operating assets and
     liabilities                                     (24,927)          (17,542)
                                                  ----------         ---------
       Net cash used in operating
         activities                                  (20,089)          (15,006)
                                                  ----------         ---------
Cash flows from investing activities:
  Capital expenditures                               (28,058)          (14,014)
  Decrease in notes receivable                           117               151
                                                  ----------         ---------
          Net cash used in investing activities      (27,941)          (13,863)
                                                  ----------         ---------
Cash flows from financing activities:
  Long-term borrowings under note agreements          30,000                --
  Net payments of short-term debt                       (283)              (11)
  Dividends paid                                        (918)               --
                                                 -----------         ---------
  Net cash (used in) provided by financing
    activities                                        28,799               (11)
                                                 -----------         ---------
  Effect of exchange rate changes on cash
    and cash equivalents                                  11              (138)
                                                 -----------         ---------
  Net decrease in cash, cash equivalents and
    short-term investments                           (19,220)          (29,018)

Cash, cash equivalents and short-term
  investments, beginning of period                    42,287            73,726
                                                 -----------         ---------
Cash, cash equivalents and short-term
  investments, end of period                     $    23,067         $  44,708
                                                 ===========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (In thousands)

1. INTERIM FINANCIAL STATEMENTS:

   The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. INCOME TAXES:

   For the six months ended June 30, 1997, income taxes have been provided at an estimated annual rate of 40.0% of income before taxes. For the six months ended June 30, 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes.

3. ACCOUNTS RECEIVABLE, TRADE:

   Receivables are net of allowances for uncollectible accounts of $708 at June 30, 1997 and $763 at December 31, 1996.

4. PROPERTY AND EQUIPMENT:

   Property and equipment, at cost, are net of accumulated depreciation and amortization of $26,349 at June 30, 1997 and 23,604 at December 31, 1996.

5. INTANGIBLE ASSETS:

   Intangible assets are net of accumulated amortization of $2,259 at June 30, 1997 and $2,135 at December 31, 1996.

6. DECLARATION OF DIVIDEND:

   On July 11, 1997, the Company declared a quarterly dividend of $0.05 per share or $918 on its common stock to stockholders of record on July 24, 1997 payable on August 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth certain financial and operations data for the periods indicated:


                                               Three Months Ended
                                                    June 30,
                                           ----------------------------

                                               1997            1996
                                           ------------    ------------
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                             $45,574         $40,846
Retail accounts                                  30,474          29,930
International                                     7,094           5,700
                                              ---------       ---------
     Total                                      $83,142         $76,476
                                              =========       =========

OPERATIONS DATA:
Stores open at beginning of period                  137             121
U. S. stores opened during period                     4               3
Canadian store opened during period                   -               1
Stores closed during period                           0               0
                                             ----------       ---------
Stores open at end of period <F1>                   141             125
                                             ==========       =========

Percentage decrease in comparable store
  net sales                                       (0.3%)          (4.5%)



                                                 As Of June 30,
                                           -----------------------------

                                               1997             1996
                                           ------------     ------------

Total U. S. store gross square footage        1,333,500        1,149,900

[FN]
<F1> Includes 6 stores planned for closure which were in operation at the end of June 1997.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   NET SALES. Net sales for the three months ended June 30, 1997 (the "current period") were $83.1 million, an increase of $6.7 million or 8.7% from net sales of $76.4 million for the three months ended June 30, 1996 (the "prior period"). This increase in net sales was attributable to a combination of factors. The Company's direct consumer channel of distribution provided an increase of $4.7 million of sales over the prior period. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from retail stores opened for less than twelve months accounted for $5.5 million of the retail sales growth. This sales increase was partially offset by the slight drop in comparable store sales and the sales foregone from the stores closed in the last twelve months. Sales through the retail account channel of distribution increased $0.6 million and sales through the international business increased $1.4 million.

   GROSS PROFIT. Gross profit for the current period was $37.9 million, an increase of $3.5 million or 10.2% over the prior period's gross profit of $34.4 million. Gross profit as a percentage of net sales increased to 45.6% in the current period from 45.0% in the prior period. The gross profit increase as a percentage of net sales was due to improved margins in the current period from all channels of distribution over the prior period.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $34.9 million, an increase of $3.7 million or 11.9% over the prior period selling, general and administrative expenses, excluding store closure charges of $31.2 million. As a percentage of net sales, such expenses increased to 42.0% in the current period from 40.8% in the prior period. Expenses from retail stores opened for less than twelve months accounted for $3.9 million of the expense increase. Included in this amount are certain preopening expenses of $0.7 million for stores opened during the quarter and other stores expected to open in 1997. This follows the Company's practice to expense all costs associated with new store openings at the time incurred.

   INCOME FROM OPERATIONS. Income from operations in the current period was $3.0 million, an increase of $3.9 million from the prior period's loss from operations of $0.9 million. This represented an increase as a percentage of net sales to 3.6% in the current period from (1.2%) in the prior period. This increase was primarily attributable to the increase in gross profit as a percentage of net sales and non-recurrence of the prior period's $4.1 million store closure charge, partially offset by the increase in selling, general and administrative expenses as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and anticipated lower sales in the second quarter contributed to the effect on income from operations. Sales are expected to be higher toward the latter half of the year to offset these increased expenses.

   INTEREST EXPENSE, NET. Net interest expense was $0.4 million in the current period, an increase of $0.1 million from the prior period net interest expense of $0.3 million.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   NET SALES. Net sales for the six months ended June 30, 1997 (the "current period") were $156.3 million, an increase of $10.6 million or 7.2% from net sales of $145.7 million for the six months ended June 30, 1996 (the "prior period"). This increase in net sales was attributable to a combination of factors. The Company's direct consumer channel of distribution provided an increase of $10.2 million of sales over the prior period. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from retail stores opened for less than twelve months accounted for $10.5 million of the retail sales growth. This sales increase was partially offset by the sales foregone from stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $0.3 million and sales through the international business increased $0.7 million.

   GROSS PROFIT. Gross profit for the current period was $70.7 million, an increase of $5.5 million or 8.5% over the prior period's gross profit of $65.1 million. Gross profit as a percentage of net sales increased to 45.2% in the current period from 44.7% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins in the current period from sales to retail accounts and international business over the prior period.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $67.0 million, an increase of $6.9 million or 11.5% over the prior period selling, general and administrative expenses excluding store closure charges of $60.1 million. As a percentage of net sales, such expenses increased to 42.9% in the current period from 41.2% in the prior period. Expenses from retail stores opened for less than twelve months accounted for $7.6 million of the expense increase. Included in this amount are certain preopening expenses of $1.8 million for stores opened during the period and other stores expected to open in 1997. This follows the Company's practice to expense all costs associated with new store openings at the time incurred.

   INCOME FROM OPERATIONS. Income from operations in the current period was $3.7 million, an increase of $2.7 million from the prior period's income from operations of $1.0 million. This represented an increase as a percentage of net sales to 2.4% in the current period from 0.7% in the prior period. This increase was primarily attributable to the increase in gross profit as a percentage of net sales and non-recurrence of the prior period's $4.1 million store closure charge, partially offset by the increase in selling, general and administrative expenses as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and anticipated lower sales in the second quarter contributed to the effect on income from operations. Sales are expected to be higher toward the latter half of the year to offset these increased expenses.

   INTEREST EXPENSE, NET. Net interest expense was $0.6 million in both the current period and the prior period.

LIQUIDITY AND CAPITAL RESOURCES

   In June 1997, the Company floated $60 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature in ten years. The first $30.0 million was funded in June 1997 with the balance to be funded during the third quarter of 1997. Principal payments of $15.0 million per year will be due annually, commencing in June 2003. The Company also has $60.0 million in unsecured senior notes with a group of insurance companies and a $50.0 million unsecured revolving credit facility provided by two banks. The senior notes bear interest at the rate of 6.66% per annum payable semi-annually and mature on May 19, 2003. Principal payments of $10.0 million per year will be due annually, commencing on May 19, 1998. The maturity date of the revolving credit facility is May 19, 2000, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of June 30, 1997, $8.6 million had been used for letters of credit under the revolving credit facility. The balance of $41.4 million was unused and available. The Company's senior note and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

   The Company had working capital of $168.3 million at June 30, 1997 and working capital of $162.4 million at December 31, 1996. Net cash used in operating activities was $20.1 million and $15.0 million in the six months ended June 30, 1997 and 1996, respectively. The increase in net cash used in operating activities in the six months ended June 30, 1997 compared to the same period of 1996 is primarily attributable to the increase in accounts receivable and inventory, and decrease in accounts payable and accrued expenses.

   Net cash used in investing activities was $27.9 million and $13.9 million in the six months ended June 30, 1997 and 1996, respectively. The Company made capital expenditures of $28.1 million and $14.0 million in the six months ended June 30, 1997 and 1996, respectively (consisting primarily of expenditures for construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing stores).

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

   The Company's inventory purchases in 1996 were approximately 26% from Japanese factories and approximately 29% from Germany and Austria combined. The significant portion of the inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations that can affect the Company's gross profit margin. To hedge against foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products in currencies other than Japanese and German where feasible; and
(iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

   The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 1999 which includes an extension option for one year. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. In the second quarter of 1996, the Company commenced construction of the 580,000 square foot distribution facility in South Carolina which is anticipated to be completed in the latter part of 1997. As of June 30, 1997, $46 million of the estimated $60 million capital commitments associated with this facility had been incurred. The Company expects to finance the balance of this capital commitment principally from the proceeds of the new senior notes completed in June 1997. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time.

   As of the close of the second quarter of 1997, Company owned stores increased to 141, including the opening of 4 new retail stores during the quarter. The number of states in which the Company operates stores is 42. The Company plans to continue to pursue expansion of its store network. Present plans include opening between 20 and 25 new retail stores in 1997, of which 9 stores have been opened through the second quarter, and between 20 and 25 stores in 1998. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of the Company's expanding retail store network.

   The Company currently estimates that its aggregate capital expenditures in 1997 and 1998 will approximate up to $75 million. This includes the expansion of the retail store network (including initial investments in inventory), expansion of its international operations and the $14 million remaining of the estimated $60 million capital commitment for the construction of the new distribution facility. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

FUTURE DEVELOPMENTS

   In 1997, the Company will adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing Financial Assets
Extinguishments of Liabilities." Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management is currently evaluating the requirements of SFAS 128.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 130.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 131.

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

   The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continues, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes and increased operating expenses. The increase in operating expenses is principally due to an increased percentage of fixed expenses that relate to retail stores and the additional expense layering from new developing stores.

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

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Meeting of Shareholders held on May 28, 1997, the following members were re-elected to the Board of Directors:

   Alfred J. Blake
   Robert H. Hotz
   Joseph S. Muto

The following proposals were approved at the Company's Annual Meeting:


                                        Votes       Against or
                                         For         Withheld      Abstentions
                                     -----------    -----------    -----------
1. Re-election of three of its
   directors to the Board of
   Directors

     Alfred J. Blake                  11,107,728        192,694
     Robert H. Hotz                   11,286,403         14,019
     Joseph S. Muto                   11,286,403         14,019

2. Amendment to the Mikasa, Inc.
   Long-Term Incentive Plan           10,405,585        538,647        355,450

3. Ratification of appointment of
   Coopers & Lybrand L.L.P. as
   independent accountants for the
   1997 fiscal year                   11,296,915          2,107          1,400

There were 740 broker non-votes with respect to Item 2 and no broker non-votes with respect to Items 1 and 3 above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              4.2 Instruments Defining The Rights Of Security Holders, Including Indentures

                      Note Purchase Agreements dated as of June 4, 1997 by and among Mikasa, Inc., American Commercial, Incorporated and various Noteholders with Notes issued thereunder

              27      Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MIKASA, INC.
                                 (Registrant)






Date:    August 14, 1997         /s/ Raymond B. Dingman
                                 -------------------------------
                                 Raymond B. Dingman
                                 President and Chief Executive Officer




                                 /s/ Brenda W. Flores
                                 -------------------------------
                                 Brenda W. Flores
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
No.         Description                                              Page
-----------------------------------------------------------------------------

 4.2        Instruments Defining The Rights Of Security Holders,
            Including Indentures

            Note Purchase Agreements dated as of June 4, 1997          17
            by and among Mikasa, Inc., American Commercial,
            Incorporated and various Noteholders with Notes issued thereunder

 27         Financial Data Schedule                                   135

--------------------------------------------------------------------------------












                                  MIKASA, INC.

                        AMERICAN COMMERCIAL, INCORPORATED


                 --------------------------------------------------


                             NOTE PURCHASE AGREEMENT

                 --------------------------------------------------





                            DATED AS OF JUNE 4, 1997







                   $60,000,000 7.38% SENIOR NOTES DUE JUNE 4, 2007




--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                         (Not a Part of the Agreement)

                                                                        Page

1.    AUTHORIZATION OF NOTES...............................................1

2.    SALE AND PURCHASE OF NOTES...........................................1

3.    CLOSINGS.............................................................2
      3.1   Closings.......................................................2
      3.2   Closing Procedures.............................................2

4.    CONDITIONS TO CLOSINGS...............................................3
      4.1   Representations and Warranties.................................3
      4.2   Performance; No Default........................................3
      4.3   Compliance Certificates........................................3
      4.4   Opinions of Counsel............................................3
      4.5   Purchase Permitted By Applicable Law, etc......................4
      4.6   Sale of Other Notes............................................4
      4.7   Payment of Special Counsel Fees................................4
      4.8   Private Placement Number.......................................5
      4.9   Changes in Corporate Structure.................................5
      4.10  Proceedings and Documents......................................5

5.    REPRESENTATIONS AND WARRANTIES OF MIKASA AND THE COMPANY.............5
      5.1   Organization; Power and Authority..............................5
      5.2   Authorization, etc.............................................6
      5.3   Disclosure.....................................................6
      5.4   Organization and Ownership of Shares of Subsidiaries...........6
      5.5   Financial Statements...........................................7
      5.6   Compliance with Laws, Other Instruments, etc...................7
      5.7   Governmental Authorizations, etc...............................8
      5.8   Litigation; Observance of Statutes and Orders..................8
      5.9   Taxes..........................................................8
      5.10  Title to Property; Leases......................................9
      5.11  Licenses, Permits, etc.........................................9
      5.12  Compliance with ERISA..........................................9
      5.13  Private Offering by the Company...............................11
      5.14  Use of Proceeds; Margin Regulations...........................11
      5.15  Existing Debt.................................................12
      5.16  Foreign Assets Control Regulations, etc.......................12
      5.17  Status under Certain Statutes.................................12

6.    REPRESENTATIONS OF THE PURCHASER....................................13
      6.1   Purchase for Investment.......................................13
      6.2   Source of Funds...............................................13

7.    INFORMATION AS TO COMPANY...........................................15
      7.1   Financial and Business Information............................15
      7.2   Officer's Certificate.........................................17
      7.3   Inspection....................................................18

8.    PREPAYMENT OF THE NOTES.............................................19
      8.1   Required Prepayments; Payment at Maturity.....................19
      8.2   Optional Prepayments with Make-Whole Amount...................19
      8.3   Allocation of Partial Prepayments.............................20
      8.4   Maturity; Surrender, etc......................................20
      8.5   Purchase of Notes.............................................20
      8.6   Make-Whole Amount.............................................21

9.    AFFIRMATIVE COVENANTS...............................................23
      9.1   Compliance with Law...........................................23
      9.2   Insurance.....................................................23
      9.3   Maintenance of Properties.....................................23
      9.4   Payment of Taxes..............................................24
      9.5   Corporate Existence, etc......................................24

10.   NEGATIVE COVENANTS..................................................25
      10.1  Transactions with Affiliates..................................25
      10.2  Merger, Consolidation, etc....................................25
      10.3  Acquisition of Stock..........................................27
      10.4  Distributions.................................................27
      10.5  Subsidiary Debt; Subsidiary Preferred Stock...................28
      10.6  Funded Debt to Consolidated Funded Debt Capitalization........31
      10.7  Consolidated Net Worth........................................31
      10.8  Liens.........................................................31
      10.9  Restricted Investments........................................35
      10.10 Line of Business..............................................35
      10.11 Private Offering..............................................35
      10.12 Sales of Subsidiary Stock.....................................36
      10.13 Pari Passu Ranking of Notes...................................37
      10.14 Mikasa Tradenames/Trademarks..................................37

11.   EVENTS OF DEFAULT...................................................38

12.   REMEDIES ON DEFAULT, ETC............................................41
      12.1  Acceleration..................................................41
      12.2  Other Remedies................................................42
      12.3  Rescission....................................................42
      12.4  No Waivers or Election of Remedies, Expenses, etc.............42

13.   REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.......................43
      13.1  Registration of Notes.........................................43
      13.2  Transfer and Exchange of Notes................................43
      13.3  Replacement of Notes..........................................44

14.   PAYMENTS ON NOTES...................................................44
      14.1  Place of Payment..............................................44
      14.2  Home Office Payment...........................................45

15.   EXPENSES, ETC.......................................................45
      15.1  Transaction Expenses..........................................45
      15.2  Survival......................................................46

16.   SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT........46

17.   AMENDMENT AND WAIVER................................................46
      17.1  Requirements..................................................46
      17.2  Solicitation of Holders of Notes..............................47
      17.3  Binding Effect, etc...........................................47
      17.4  Notes held by Mikasa and the Company, etc.....................48

18.   NOTICES.............................................................48

19.   REPRODUCTION OF DOCUMENTS...........................................49

20.   CONFIDENTIAL INFORMATION............................................50

21.   SUBSTITUTION OF PURCHASER...........................................52

22.   MISCELLANEOUS.......................................................52
      22.1  Successors and Assigns........................................52
      22.2  Payments Due on Non-Business Days; When Payments Deemed
            Received......................................................52
      22.3  Severability..................................................53
      22.4  Construction..................................................53
      22.5  Counterparts..................................................53
      22.6  Governing Law.................................................53

Schedule A        --    Information as to Purchasers
Schedule B        --    Defined Terms
Schedule 3        --    Payment Instructions
Schedule 4.9      --    Changes in Corporate Structure
Schedule 5.3      --    Disclosure Materials
Schedule 5.4      --    Other Subsidiaries and Ownership of Capital Stock
Schedule 5.5      --    Financial Statements
Schedule 5.8      --    Certain Litigation
Schedule 5.11     --    Patents, etc.
Schedule 5.12     --    ERISA Affiliates
Schedule 5.14     --    Use of Proceeds
Schedule 5.15     --    Existing Debt and Liens
Schedule 10.1     --    Affiliate Transactions

Exhibit 1         --    Form of 7.38% Senior Note Due June 4, 2007
Exhibit 4.4(a)    --    Form of Opinion of General Counsel to Mikasa and
                        the Company
Exhibit 4.4(b)    --    Form of Opinion of Counsel to Mikasa and the
                        Company
Exhibit 4.4(c)    --    Form of Opinion of Special Counsel to the
                        Purchasers

                                    Mikasa, Inc.
                          American Commercial, Incorporated

                               Note Purchase Agreement


                   $60,000,000 7.38% SENIOR NOTES DUE JUNE 4, 2007



                                                        Dated as of June 4, 1997

To the Purchaser named on
 the signature page hereto


Ladies and Gentlemen:

            MIKASA, INC. (together with its successors and assigns, "Mikasa"), a corporation organized under the laws of the State of Delaware, and AMERICAN COMMERCIAL, INCORPORATED (together with its successors and assigns, the "Company"), a corporation organized under the laws of the State of California, hereby jointly and severally agree with you as follows:

1.    AUTHORIZATION OF NOTES.

      Each of Mikasa and the Company will authorize the issue and sale of $60,000,000 in aggregate principal amount of their 7.38% Senior Notes due June 4, 2007 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement or the Other Agreements (as hereinafter defined)). The Notes shall be substantially in the form set out in Exhibit 1, with such changes therefrom, if any, as may be approved by you, the Other Purchasers, Mikasa and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

2.    SALE AND PURCHASE OF NOTES.

      Subject to the terms and conditions of this Agreement, Mikasa and the Company will issue and sell to you and you will purchase from Mikasa and the Company, at each Closing provided for in Section 3, Notes in the principal amount specified for such Closing below your name in Schedule A at the purchase price of 100% of the principal amount thereof. Contemporaneously with entering into this Agreement,

Mikasa and the Company are entering into separate Note Purchase Agreements (the "Other Agreements") identical with this Agreement with each of the other purchasers named in Schedule A (the "Other Purchasers"), providing for the sale at each such Closing to each of the Other Purchasers of Notes in the principal amount specified for such Closing below its name in Schedule A. Your obligation hereunder and the obligations of the Other Purchasers under the Other Agreements are several and not joint obligations and you shall have no obligation under any Other Agreement and no liability to any Person for the performance or nonperformance by any Other Purchaser thereunder.

3.    CLOSINGS.

      3.1   Closings.

      The Company hereby agrees to sell to you and you hereby agree to purchase from the Company, in accordance with the provisions hereof,

            (a) at a closing (the "First Closing") on June 4, 1997 (the "First Closing Date"), the aggregate principal amount of Notes specified below your name on Schedule A to be purchased at such Closing; and

            (b) at a closing (the "Second Closing") on August 14, 1997 or on such other Business Day thereafter on or prior to August 28, 1997 as may be agreed upon by Mikasa, the Company, you and the Other Purchasers (the "Second Closing Date"), the aggregate principal amount of Notes specified below your name on Schedule A to be purchased at such Closing.

      3.2   Closing Procedures.

      The sale and purchase of the Notes to be purchased by you and the Other Purchasers at the Closings shall occur at the offices of Hebb & Gitlin, One State Street, Hartford, Connecticut 06103, at 10:00 a.m., Hartford time, on the respective dates for the Closings as provided for herein. At each Closing the Company will deliver to you the Notes to be purchased by you at such Closing in the form of a single Note
(or such greater number of Notes in denominations of at least $500,000 as you may request), dated the date of such Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds in the amount of the purchase price thereof, as directed by Mikasa and the Company in Schedule 3. If at either
Closing Mikasa and the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

4.    CONDITIONS TO CLOSINGS.

      Your obligation to purchase and pay for the Notes to be sold to you on each Closing Date is subject to the fulfillment to your satisfaction, prior to or on such Closing Date, of the following conditions:

      4.1   Representations and Warranties.

      The representations and warranties of Mikasa and the Company in this Agreement shall be correct when made and on such Closing Date.

      4.2   Performance; No Default.

      Mikasa and the Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by each of them on or prior to such Closing Date and after giving effect to the issue and sale of the Notes on such Closing Date (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall exist.

      4.3   Compliance Certificates.

            (a) Officer's Certificates. Each of Mikasa and the Company shall have delivered to you an Officer's Certificate, dated such Closing Date, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

            (b) Secretary's Certificates. Each of Mikasa and the Company shall have delivered to you a certificate, dated such Closing Date, signed by its Secretary or an Assistant Secretary, certifying as to the resolutions, the by-laws and the certificate or articles of incorporation of Mikasa or the Company attached thereto and as to such other corporate proceedings relating to the authorization, execution and delivery of the Notes, this Agreement and the Other Agreements as you may request.

      4.4   Opinions of Counsel.

      You shall have received opinions in form and substance satisfactory to you, dated such Closing Date, from

            (a) Joseph S. Muto, General Counsel to Mikasa and the Company, substantially in the form set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and Mikasa and the Company hereby instruct their counsel to deliver such opinion to you),

            (b) Kelley Drye & Warren LLP, special counsel to Mikasa and the Company, substantially in the form set forth in Exhibit
      4.4(b) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and Mikasa and the Company hereby instruct their counsel to deliver such opinion to you), and

            (c) Hebb & Gitlin, your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(c) and covering such other matters incident to the transactions contemplated hereby as you may reasonably request.

      4.5   Purchase Permitted By Applicable Law, etc.

      On each Closing Date your purchase of Notes shall (a) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (b) not violate any applicable law or regulation (including, without limitation, Regulation G, T or X of the Board of Governors of the Federal Reserve System) and (c) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date of your execution and delivery of this Agreement. If requested by you, you shall have received an Officer's Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

      4.6   Sale of Other Notes.

      Contemporaneously with each Closing, Mikasa and the Company shall sell to the Other Purchasers, and the Other Purchasers shall purchase from Mikasa and the Company, the Notes to be purchased by them at such Closing as specified in Schedule A.

      4.7   Payment of Special Counsel Fees.

      Without limiting the provisions of Section 15.1, Mikasa and the Company shall have paid on or before each Closing the reasonable fees, charges and disbursements of your special counsel referred to in
Section 4.4(c) to the extent reflected in a statement of such counsel rendered to Mikasa or the Company at least one Business Day prior to such Closing.

      4.8   Private Placement Number.

      Prior to the First Closing Date, a Private Placement Number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of
Insurance Commissioners) shall have been obtained for the Notes.

      4.9   Changes in Corporate Structure.

      Except as specified in Schedule 4.9, neither Mikasa nor the Company shall have changed its respective jurisdiction of incorporation or been a party to any merger or consolidation and neither Mikasa nor the Company shall have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

      4.10  Proceedings and Documents.

      All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

5.    REPRESENTATIONS AND WARRANTIES OF MIKASA AND THE COMPANY.

      Each of Mikasa and the Company represents and warrants to you that:

      5.1   Organization; Power and Authority.

      Each of Mikasa and the Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each of Mikasa and the Company has the corporate power and authority to own or hold under lease the

Properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement, the Other Agreements and the Notes and to perform the provisions hereof and thereof.

      5.2   Authorization, etc.

      This Agreement, the Other Agreements and the Notes have been duly authorized by all necessary corporate action on the part of Mikasa and the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of Mikasa and the Company enforceable against each of Mikasa and the Company in accordance with its terms, except as such enforceability may be limited by (a) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

      5.3   Disclosure.

      Mikasa and the Company, through their agent, Dillon, Read & Co. Inc., have delivered to you and each Other Purchaser a copy of a Memorandum (the "Memorandum") relating to the transactions contemplated hereby. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents, certificates or other writings identified in Schedule 5.3 and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since December 31, 1995, there has been no change in the financial condition, operations, business or Properties of Mikasa, the Company or any of the Other Subsidiaries except changes that individually or in the aggregate would not reasonably be expected to have a Material Adverse Effect.

      5.4   Organization and Ownership of Shares of Subsidiaries.

            (a) Schedule 5.4 contains (except as noted therein) a complete and correct list of the Other Subsidiaries, showing, as to each of the Other Subsidiaries, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its Capital Stock outstanding owned by Mikasa, the Company and/or each of the Other Subsidiaries.

            (b) All of the outstanding shares of Capital Stock of each of the Other Subsidiaries shown in Schedule 5.4 as being owned by Mikasa, the Company and/or the Other Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by Mikasa, the Company or the Other Subsidiaries free and clear of any Lien (except as otherwise disclosed in Schedule 5.4).

            (c) Each Other Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Other Subsidiary has the corporate or other power and authority to own or hold under lease the Properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

      5.5   Financial Statements.

            Mikasa and the Company have delivered to you and each Other Purchaser copies of the consolidated financial statements of Mikasa, the Company and the Other Subsidiaries listed on Schedule 5.5. All of said consolidated financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of Mikasa, the Company and the Other Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

      5.6   Compliance with Laws, Other Instruments, etc.

            The execution, delivery and performance by Mikasa and the Company of this Agreement and the Notes will not

            (a) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any Property of Mikasa, the Company or any Other Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other Material agreement or instrument to which Mikasa, the Company or any Other Subsidiary is bound or by which Mikasa, the Company or any Other Subsidiary or any of their respective Properties may be bound or affected,

            (b) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to Mikasa, the Company or any Other Subsidiary, or

            (c) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to Mikasa, the Company or any Other Subsidiary.

      5.7   Governmental Authorizations, etc.

            No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by Mikasa and the Company of this Agreement or the Notes.

      5.8   Litigation; Observance of Statutes and Orders.

            (a) Except as disclosed in Schedule 5.8, there are no actions, suits or proceedings pending or, to the knowledge of Mikasa or the Company, threatened against or affecting Mikasa, the Company or any Other Subsidiary or any Property of Mikasa, the Company or any Other Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

            (b) Neither Mikasa, the Company nor any Other Subsidiary is in default under any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including, without limitation, Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, would reasonably be expected to have a Material
      Adverse Effect.

      5.9   Taxes.

            Mikasa, the Company and the Other Subsidiaries have filed all income tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments payable by them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (a) the amount of which is not individually or in the aggregate Material or (b) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which Mikasa, the Company or any Other Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. The Federal income tax liabilities of Mikasa, the Company and the Other Subsidiaries have been audited by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended December 31, 1992.

      5.10  Title to Property; Leases.

      Mikasa, the Company and the Other Subsidiaries have good and sufficient title to their respective Material Properties, including all such Properties reflected in the most recent audited balance sheet referred to in Schedule 5.5 or purported to have been acquired by Mikasa, the Company or any Other Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement, except for those defects in title that, individually or in the aggregate, would not have a Material Adverse Effect. All Material leases are valid and subsisting and are in full force and effect in all material respects.

      5.11  Licenses, Permits, etc.

      Except as disclosed in Schedule 5.11, Mikasa, the Company and the Other Subsidiaries own or possess or have the unrestricted right to use all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto (collectively, the "Mikasa Tradenames/Trademarks"), that are Material, without known conflict with the prior rights of others, except for those conflicts that, individually or in the aggregate, would not have a Material Adverse Effect.

      5.12  Compliance with ERISA.

            (a) Mikasa, the Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither Mikasa, the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that would reasonably be expected to result in the incurrence of any such liability by Mikasa, the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, Properties or assets of Mikasa, the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

            (b) The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

            (c) Mikasa, the Company and the ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

            (d) The expected post-retirement benefit obligation (determined as of the last day of Mikasa's and the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of Mikasa, the Company and their Subsidiaries is not Material.

            (e) The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by Mikasa and the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to the accuracy of your representation in Section 6.2 as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you.

            (f) Schedule 5.12 sets forth all ERISA Affiliates and all "employee benefit plans" maintained by Mikasa or the Company (or any "affiliate" thereof) or in respect of which the Notes could constitute an "employer security" ("employee benefit plan" has the meaning specified in section 3 of ERISA, "affiliate" has the meaning specified in section 407(d) of ERISA and section V of the Department of Labor Prohibited Transaction Exemption 95-60 (60 FR 35925, July 12, 1995) and "employer security" has the meaning specified in section 407(d) of ERISA).

            (g) All Foreign Pension Plans have been established, operated, administered and maintained in compliance with all laws, regulations and orders applicable thereto except for such failures to comply, in the aggregate for all such failures, that could not reasonably be expected to have a Material Adverse Effect. All premiums, contributions and any other amounts required by applicable Foreign Pension Plan documents or applicable laws have been paid or accrued as required, except for premiums, contributions and amounts that, in the aggregate for all such obligations, could not reasonably be expected to have a Material Adverse Effect.

      5.13  Private Offering by the Company.

            Neither Mikasa, the Company nor anyone acting on their behalf has offered the Notes or any similar Securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any Person other than you, the Other Purchasers and not more than 21 other Institutional Investors, each of which has been offered the Notes at a private sale for investment. Neither Mikasa, the Company nor anyone acting on their behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of section 5 of the Securities Act.

      5.14  Use of Proceeds; Margin Regulations.

      Mikasa and the Company will apply the proceeds of the sale of the Notes as set forth in Schedule 5.14. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation G of the Board of Governors of the Federal Reserve
System (12 CFR 207), or for the purpose of buying or carrying or trading in any Securities under such circumstances as to involve
Mikasa or the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 1% of the value of the consolidated assets of Mikasa, the Company and the Other Subsidiaries and neither Mikasa nor the Company has any present intention that margin stock will constitute more than 1% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation G.

      5.15  Existing Debt.

      Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Debt of Mikasa, the Company and the Other Subsidiaries as of December 31, 1996 (and specifying, as to each such item of Debt, the collateral, if any, securing such Debt), since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Debt of Mikasa, the Company or the Other Subsidiaries. Neither Mikasa, the Company nor any Other Subsidiary is in default, and no waiver of default is currently in effect, in the payment of any principal or interest on any Debt of Mikasa, the Company or any Other Subsidiary and no event or condition exists with respect to any Debt of Mikasa, the Company or any Other Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Debt to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

      5.16  Foreign Assets Control Regulations, etc.

      Neither the sale of the Notes by Mikasa and the Company hereunder nor their use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

      5.17  Status under Certain Statutes.

      Neither Mikasa, the Company nor any Other Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the
Transportation Acts (49 U.S.C.), as amended, or the Federal Power Act, as amended.

6.    REPRESENTATIONS OF THE PURCHASER.

      6.1   Purchase for Investment.

      You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their Property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that neither Mikasa nor the Company is required to register the Notes.

      6.2   Source of Funds.

      You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

            (a) the Source is an "insurance company general account" as defined in Department of Labor Prohibited Transaction Exemption 95-60 (60 FR 35925, July 12, 1995) and in respect thereof you represent that there is no "employee benefit plan" (as defined in section 3(3) of ERISA and section 4975(e)(1) of the Code, treating as a single plan all plans maintained by the same employer or employee organization or affiliate thereof) with respect to which the amount of the general account reserves and liabilities of all contracts held by or on behalf of such plan exceed 10% of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statement filed with your state of domicile and that such acquisition is eligible for and satisfies the other requirements of such exemption; or

            (b) if you are an insurance company, the Source does not include assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest, other than a separate account that is maintained solely in connection with your fixed contractual obligations under which the amounts payable, or credited, to such plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

            (c) the Source is either (i) an insurance company pooled separate account, within the meaning of Prohibited Transaction Exemption ("PTE") 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to Mikasa and the Company in writing pursuant to this paragraph (c), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

            (d) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (d); or

            (e)   the Source is a governmental plan; or

            (f) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (f); or

            (g) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan" and "separate account" shall have the respective meanings assigned to such terms in section 3 of ERISA.

7.    INFORMATION AS TO COMPANY

      7.1   Financial and Business Information.

      Mikasa and the Company shall deliver to each holder of Notes that is an Institutional Investor:

            (a) Quarterly Statements -- within 60 days after the end of each quarterly fiscal period in each fiscal year of Mikasa (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

                  (i) a consolidated balance sheet of Mikasa, the Company and the Other Subsidiaries as at the end of such quarter, and

                  (ii) consolidated statements of income, changes in shareholders' equity and cash flows of Mikasa, the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies Mikasa's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the SEC shall be deemed to satisfy the requirements of this Section 7.1(a);

            (b) Annual Statements -- within 105 days after the end of each fiscal year of Mikasa, duplicate copies of,

                  (i) a consolidated balance sheet of Mikasa, the Company and the Other Subsidiaries, as at the end of such year, and

                  (ii) consolidated statements of income, changes in shareholders' equity and cash flows of Mikasa, the Company and the Other Subsidiaries, for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances; provided that the delivery within the time period specified above of Mikasa's Annual Report on Form
            10-K for such fiscal year prepared in accordance with the requirements therefor and filed with the SEC shall be deemed to satisfy the requirements of this Section 7.1(b);

            (c) Accountants' Certificate -- within 105 days after the end of each fiscal year of Mikasa up to and including the fiscal year ending December 31, 2002, a certificate of the accountants referred to in Section 7.1(b)(ii) stating that they have reviewed this Agreement and stating further whether, in making their audit, they have become aware of any condition or event that then constitutes a Default or an Event of Default, and, if they are aware that any such condition or event then exists, specifying the nature and period of the existence thereof (it being understood that such accountants shall not be liable, directly or indirectly, for any failure to obtain knowledge of any Default or Event of Default unless such accountants should have obtained knowledge thereof in making an audit in accordance with generally accepted auditing standards or did not make such an audit);

            (d) SEC and Other Reports -- promptly upon their becoming available, one copy of (i) each financial statement, report (including, without limitation, Mikasa's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act), notice or proxy statement sent by Mikasa or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement that shall have become effective (without exhibits except as expressly requested by such holder), and each final prospectus and all amendments thereto filed by the Company or any Subsidiary with the SEC;

            (e) Notice of Default or Event of Default -- promptly, and in any event within five days after a Responsible Officer becoming aware of the existence of any Default or Event of

      Default, a written notice specifying the nature and period of existence thereof and what action Mikasa or the Company is taking or proposes to take with respect thereto;

            (f) ERISA Matters -- promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that Mikasa, the Company or an ERISA
      Affiliate proposes to take with respect thereto:

                  (i) with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the First Closing Date; or

                  (ii) the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by Mikasa, the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer
            Plan; or

                  (iii) any event, transaction or condition that could result in the incurrence of any liability by Mikasa, the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, Properties or assets of Mikasa, the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, would reasonably be expected to have a Material Adverse Effect; and

            (g) Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or Properties of Mikasa, the Company or any of the Other Subsidiaries or relating to the ability of Mikasa or the Company to perform their obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes.

      7.2   Officer's Certificate.

      Each set of financial statements delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

            (a) Covenant Compliance -- the information (including detailed calculations) required in order to establish whether Mikasa and the Company were in compliance with the requirements of Section 10.2 through Section 10.9, inclusive, and Section 10.12, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

            (b) Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of Mikasa, the Company and the Other Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review has not disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of Mikasa, the Company or of the Other Subsidiaries to comply with any Environmental Law), specifying the nature and period of existence thereof and what action Mikasa and the Company shall have taken or propose to take with respect thereto.

      7.3   Inspection.

      Mikasa and the Company shall permit the representatives of each holder of Notes that is an Institutional Investor:

            (a) No Default -- if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to Mikasa and the Company, to visit the principal executive office of Mikasa and the Company, to discuss the affairs, finances and accounts of Mikasa, the Company and the Other Subsidiaries with the officers of Mikasa and the Company, and, with the consent of Mikasa and the Company (which consent will not be unreasonably withheld) to visit the other offices and Properties of Mikasa, the Company and each Other Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

            (b) Default -- if a Default or Event of Default then exists, at the expense of Mikasa and the Company, to visit and inspect any of the offices or Properties of Mikasa, the Company or any Other Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision Mikasa and the Company authorize said accountants to discuss the affairs, finances and accounts of Mikasa, the Company and the Other Subsidiaries), all at such times and as often as may be requested.

8.    PREPAYMENT OF THE NOTES.

      8.1   Required Prepayments; Payment at Maturity.

      On June 4 in each of the years 2004, 2005 and 2006, Mikasa and the Company will prepay $15,000,000 principal amount (or such lesser principal amount as shall then be outstanding) of the Notes at par and without payment of the Make-Whole Amount or any premium, and Mikasa and the Company will pay all of the principal amount of the Notes remaining outstanding, if any, on June 4, 2007; provided that upon any partial prepayment of the Notes pursuant to Section 8.2 or purchase of the Notes permitted by Section 8.5, the principal amount of each required prepayment of the Notes and the payment at maturity of the Notes becoming due under this Section 8.1 on and after the date of such prepayment or purchase shall be reduced in the same proportion as the aggregate unpaid principal amount of the Notes is reduced as a result of such prepayment or purchase.

      8.2   Optional Prepayments with Make-Whole Amount.

      Mikasa and the Company may, at their option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes, in multiples of $1,000,000 (or, if the aggregate outstanding principal amount of the Notes is less than $1,000,000 at such time, then such principal amount), at 100% of the principal amount so prepaid, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. Mikasa and the Company will give each holder of Notes written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such prepayment date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.3), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer of Mikasa and the Company as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, Mikasa and the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer of Mikasa and the Company specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

      8.3   Allocation of Partial Prepayments.

      In the case of each partial prepayment of the Notes, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

      8.4   Maturity; Surrender, etc.

      In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless Mikasa and the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to Mikasa and the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

      8.5   Purchase of Notes.

      Mikasa and the Company will not, and will not permit any Affiliate to, purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except (a) upon the payment or prepayment of the Notes in accordance with the terms of
Section 8.1, Section 8.2 or Section 12.1, or (b) pursuant to an offer to purchase made by Mikasa, the Company or an Affiliate pro rata to the holders of all Notes at the time outstanding upon the same terms and conditions. Any such offer shall provide each holder with sufficient information to enable it to make an informed decision with respect to such offer, and shall remain open for at least 10 Business Days. If the holders of more than 50% of the principal amount of the Notes then outstanding accept such offer, Mikasa and the Company shall promptly notify the remaining holders of such fact and the expiration date for the acceptance by holders of Notes of such offer shall be extended by the number of days necessary to give each such remaining holder at least 5 Business Days from its receipt of such notice to accept such offer. If Mikasa or the Company shall, directly or indirectly, purchase any of the outstanding Notes in accordance with the terms of clause (b) of this Section 8.5, any such purchase shall reduce the principal amount of each required prepayment of the Notes becoming due under Section 8.1 on and after the date of such purchase and the principal amount of the required payment due on June 4, 2007 in the same proportion as the aggregate unpaid principal amount of the Notes is reduced as a result of such purchase. Mikasa and the Company will promptly cancel all Notes acquired by them or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

      8.6   Make-Whole Amount.

      The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

            "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section
      8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

            "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

            "Reinvestment Yield" means, with respect to the Called Principal of any Note, 0.50% over the yield to maturity implied by (a) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 678" on the Telerate Access Service (or such other display as may replace Page 678 on the Telerate Access Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (b) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (i) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (ii) interpolating linearly between (1) the actively traded U.S. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the duration closest to and less than the Remaining Average Life.

            "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (a) such Called Principal into (b) the sum of the products obtained by multiplying (i) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (ii) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

            "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such

      Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2 or 12.1.

            "Settlement Date" means, with respect to the Called
      Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

9.    AFFIRMATIVE COVENANTS.

      Each of Mikasa and the Company covenants that so long as any of the Notes are outstanding:

      9.1   Compliance with Law.

      Mikasa and the Company will and will cause each of the Other Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective Properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations would not reasonably be expected, individually or in the aggregate, to have a materially adverse effect on the business, operations, affairs, financial condition, Properties or assets of Mikasa, the Company and the Other Subsidiaries taken as a whole.

      9.2   Insurance.

      Mikasa and the Company will and will cause each of the Other Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective Properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

      9.3   Maintenance of Properties.

      Mikasa and the Company will and will cause each of the Other Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective Properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent Mikasa, the Company or any of the Other Subsidiaries from discontinuing the operation and the maintenance of any of its Properties if such discontinuance is desirable in the conduct of its business and Mikasa and the Company have concluded that such discontinuance would not, individually or in the aggregate, have a materially adverse effect on the business, operations, affairs, financial condition, Properties or assets of Mikasa, the Company and the Other Subsidiaries taken as a whole.

      9.4   Payment of Taxes.

      Mikasa and the Company will and will cause each of the Other Subsidiaries to file all income tax or similar tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies payable by any of them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, provided that neither Mikasa, the Company nor any Other Subsidiary need pay any such tax or assessment if (a) the amount, applicability or validity thereof is contested by Mikasa, the Company or such Other Subsidiary on a timely basis in good faith and in appropriate proceedings, and Mikasa, the Company or such Other Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of Mikasa, the Company or such Other Subsidiary or (b) the nonpayment of all such taxes and assessments in the aggregate would not reasonably be expected to have a materially adverse effect on the business, operations, affairs, financial condition, Properties or assets of Mikasa, the Company and the Other Subsidiaries taken as a whole.

      9.5   Corporate Existence, etc.

      Mikasa and the Company will at all times preserve and keep in full force and effect its corporate existence. Subject to Section 10.2, Mikasa and the Company will at all times preserve and keep in full force and effect the corporate existence of each of the Other Subsidiaries (unless merged into Mikasa, the Company or a Subsidiary) and all rights and franchises of Mikasa, the Company and the Other Subsidiaries unless, in the good faith judgment of Mikasa and the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise would not, individually or in the aggregate, have a materially adverse effect on the business, operations, affairs, financial condition, Properties or assets of Mikasa, the Company and the Other Subsidiaries taken as a whole.

10.   NEGATIVE COVENANTS.

      Mikasa and the Company covenant that so long as any of the Notes are outstanding:

      10.1  Transactions with Affiliates.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, enter into, directly or indirectly, any Material transaction or Material group of related transactions (including, without limitation, the purchase, lease, sale or exchange of Properties of any kind or the rendering of any service) with any Affiliate (other than Mikasa, the Company or any Other Subsidiary), except

            (a) pursuant to the reasonable requirements of Mikasa's, the Company's or such Other Subsidiary's business and upon fair and reasonable terms no less favorable to Mikasa, the Company or such Other Subsidiary than would be obtainable in a comparable arms-length transaction with a Person not an Affiliate, and

            (b) as set forth in Schedule 10.1 with respect to transactions in effect on the First Closing Date, the performance of which (in accordance with the terms thereof in effect on the First Closing Date) is anticipated after the First Closing Date.

      10.2  Merger, Consolidation, etc.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, merge with or into, consolidate with, or sell, lease as lessor, transfer or otherwise dispose of all or substantially all of their respective Property to, any other Person or permit any other Person to merge with or into or consolidate with any of them (except that any Other Subsidiary may merge with or into, consolidate with, or sell, lease, transfer or otherwise dispose of all or substantially all of its assets to, (y) Mikasa, the Company or a Wholly-Owned Subsidiary or (z) any other Person if, but only if in the case of this subclause (z), Mikasa, the Company or any Wholly-Owned Subsidiary shall have received a cash consideration in respect of such transaction not less than the Fair Market Value of such Other Subsidiary or the Property so disposed of (as determined by the Mikasa Board of Directors in good faith) and, if such other Person shall be an Affiliate, the determination of such Fair Market Value shall have been further confirmed by a written appraisal of an independent investment banking firm of national reputation or other qualified appraiser reasonably acceptable to the Required Holders); provided that the foregoing restrictions shall not apply to the merger or consolidation of Mikasa or the Company with or into, or the sale, lease, transfer or other disposition by Mikasa or the Company of all or substantially all of its Property in a single transaction or series of transactions to, another Person, if:

            (a) the successor formed by such consolidation or the survivor of such merger or the Person that acquires by conveyance, transfer or lease substantially all of the assets of Mikasa or the Company as an entirety (the "Surviving Corporation"), as the case may be, shall be a solvent corporation organized and existing under the laws of the United States or any state thereof, and, if neither Mikasa nor the Company is such corporation, such corporation shall have executed and delivered to each holder of any Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement, the Other Agreements and the Notes;

            (b) if Mikasa shall be the Surviving Corporation, the Company shall have reconfirmed its obligations hereunder and under the Notes in writing, and if the Company shall be the Surviving Corporation, Mikasa shall have reconfirmed its obligations hereunder and under the Notes in writing;

            (c) Mikasa or the Company, as the case may be, shall have caused to be delivered to each holder of Notes an opinion of independent counsel (which opinion and counsel are satisfactory in form and substance to the Required Holders) to the effect that each such agreement, reconfirmation and instrument is enforceable in accordance with its terms and that no taxable event or consequence will result to any holder of Notes solely by virtue of such merger, consolidation, purchase, lease or acquisition and the assumption by the Surviving Corporation of the obligations of Mikasa or the Company, as the case may be, hereunder and under the Notes; and

            (d) immediately prior to, and immediately after the consummation of such transaction, and after giving effect to such transaction,

                  (i) no Default or Event of Default exists or would exist, and

                  (ii) the Surviving Corporation would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6.

No such conveyance, transfer or lease of substantially all of the assets of Mikasa or the Company shall have the effect of releasing Mikasa, the Company or any successor corporation that shall theretofore have become such in the manner prescribed in this Section
10.2 from its liability under this Agreement or the Notes.

      10.3  Acquisition of Stock.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, acquire any stock of any corporation if upon completion of such acquisition such corporation would be a direct or indirect Subsidiary, or acquire all of the assets of, or such of the assets as would permit the transferee to continue any one or more integral business operations of, any Person unless, immediately after the consummation of such acquisition, and after giving effect thereto, no Default or Event of Default exists or would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to Section 10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof. On the date any such corporation becomes a Subsidiary, all of its then existing Debt, Liens securing such Debt and Preferred Stock shall be deemed incurred or issued, as the case may be, for purposes of Section 10.5,
Section 10.6 and Section 10.8 hereof.

      10.4  Distributions.

            (a) Limitation on Distributions. Neither Mikasa nor the Company will, nor will either of them permit any Other Subsidiary to, directly or indirectly, make or incur any liability to declare or make any Distribution in respect of any of their respective Capital Stock, unless

                  (i) such Distribution is by Mikasa in respect of its Capital Stock and immediately after giving effect thereto,

                        (A) the aggregate amount of all Distributions (other than the Distributions referred to in clause (ii) and clause (iii) below) made or authorized on or after January 1, 1997 does not exceed the sum of

                              (i)   65% of the aggregate Consolidated Net
                        Income (or, in case such aggregate Consolidated Net Income shall be a deficit, minus 100% of such deficit) for the period commencing on January 1, 1997 and ending on the date such Distribution is to be made; plus

                              (ii)  $35,000,000;

                        (B) no Default or Event of Default exists or would exist; and

                        (C) Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof;

                  (ii) such Distribution is a dividend payable by a Wholly-Owned Subsidiary or the Company in respect of its Capital Stock; or

                  (iii) such Distribution is a purchase or other
            acquisition of Subsidiary Stock by Mikasa, the Company or a Wholly-Owned Subsidiary from any one or more of Mikasa, the Company or a Wholly-Owned Subsidiary.

            (b) Time of Payment. Neither Mikasa nor the Company will, nor will either permit any of the Other Subsidiaries to, authorize a Distribution on its Capital Stock that is not payable within 60 days of authorization.

      10.5  Subsidiary Debt; Subsidiary Preferred Stock.

            (a) Domestic Subsidiary Debt. Neither Mikasa nor the Company will at any time permit any of the Domestic Other Subsidiaries to create, incur, issue, assume, guarantee or otherwise become liable in respect of any Debt to be held by a Person other than Mikasa, the Company or any Wholly-Owned Subsidiary unless

                  (i) immediately after giving effect thereto, Total Domestic Subsidiary Debt/Preferred Stock shall not exceed 15% of Consolidated Net Worth at such time, and

                  (ii) immediately prior to, and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof.

            (b) Domestic Preferred Stock. Neither Mikasa nor the Company will at any time permit any of the Domestic Other
      Subsidiaries to issue any Preferred Stock unless

                  (i) such Preferred Stock is to be held by Mikasa, the Company or a Wholly-Owned Subsidiary or

                  (ii)  such Preferred Stock constitutes
            Nonconvertible Preferred Stock which is to be held by Persons other than Mikasa, the Company or a Wholly Owned Subsidiary and

                        (A)   immediately after giving effect to the
            issuance of such Nonconvertible Preferred Stock, Total Domestic Subsidiary Debt/Preferred Stock shall not exceed 15% of Consolidated Net Worth at such time and

                        (B) immediately prior to, and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof.

            (c) Foreign Subsidiary Debt. Neither Mikasa nor the Company will at any time permit any of the Foreign Other Subsidiaries to create, incur, issue, assume, guarantee or otherwise become liable in respect of any Debt to be held by a Person other than Mikasa, the Company or any Wholly-Owned Subsidiary unless

                  (i) immediately after giving effect thereto, Total Foreign Subsidiary Debt/Preferred Stock shall not exceed 15% of Consolidated Net Worth at such time, and

                  (ii) immediately prior to, and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof.

            (d) Foreign Preferred Stock. Neither Mikasa nor the Company will at any time permit any of the Foreign Other
      Subsidiaries to issue any Preferred Stock unless

                  (i) such Preferred Stock is to be held by Mikasa, the Company or a Wholly-Owned Subsidiary or

                  (ii)  such Preferred Stock constitutes
            Nonconvertible Preferred Stock which is to be held by Persons other than Mikasa, the Company or a Wholly Owned Subsidiary and

                        (A) after giving effect to the issuance of such Nonconvertible Preferred Stock, Total Foreign Subsidiary Debt/Preferred Stock shall not exceed 15% of Consolidated
            Net Worth at such time, and

                        (B) immediately prior to, and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof.

            (e) Transfers of Debt and Preferred Stock. If Mikasa, the Company or any Other Subsidiary shall sell or otherwise dispose of any Debt of any Other Subsidiary or any Preferred Stock of any Other Subsidiary to any Person other than to Mikasa, the Company or a Wholly-Owned Subsidiary, such Debt or such Preferred Stock shall be deemed, for purposes of this Section 10.5, to have been issued at such time and such sale or other disposition shall not be consummated if it shall breach any of the requirements of this
      Section 10.5.  Except as permitted under this Section 10.5 or
      Section 10.2 or Section 10.12 hereof, Mikasa and the Company will not, and neither of them will permit any Other Subsidiary to, sell or otherwise dispose of any Debt or Preferred Stock of any Other Subsidiary to any Person other than to Mikasa, the Company or a Wholly-Owned Subsidiary.

            (f) MLI Exception. Anything contained herein to the contrary notwithstanding, neither Mikasa nor the Company shall permit MLI to incur any Debt or issue any Preferred Stock except
      (i) Debt owing to, or Preferred Stock owned by, the Company (and the Company will not dispose of or otherwise transfer such Debt or Preferred Stock) and (ii) other unsecured Debt necessary for the operation of MLI's retail sales business in Nevada in an aggregate amount not to exceed $100,000 at any time.

      10.6  Funded Debt to Consolidated Funded Debt Capitalization.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, create, incur, issue, assume, guarantee or otherwise become liable in respect of any Funded Debt (other than the Notes) at any time, unless

            (a) immediately after giving effect thereto, Consolidated Funded Debt does not exceed 50% of Consolidated Funded Debt
      Capitalization at such time, and

            (b) immediately prior to, and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist, and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof.

      10.7  Consolidated Net Worth.

      Neither Mikasa nor the Company will at any time permit
Consolidated Net Worth to be less than:

            (a)   $140,000,000, plus

            (b) an amount determined by aggregating for each fiscal year of Mikasa and the Company ended on or after January 1, 1997 and on or prior to such time, the greater of (a) $0 and (b) 35% of Consolidated Net Income for such fiscal year.

      10.8  Liens.

            (a) Negative Pledge. Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, grant, incur, assume, create or cause or permit to exist, or agree or consent to grant, incur, assume, create or cause or permit to exist in the future (upon the happening of a contingency or otherwise), a Lien upon, or in respect of, any of their Property (including, without limitation, any Capital Stock of the Company or the Other Subsidiaries), whether now owned or hereafter acquired, except:

                  (i)   Liens securing taxes, assessments or
            governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided that the payment thereof is not at the time required by Section 9.4 hereof;

                  (ii)  Liens incurred or deposits made in the
            ordinary course of business

                        (A) in connection with workers' compensation, unemployment insurance, social security and other like laws, and

                        (B) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, statutory obligations, surety and performance bonds (of a type other than set forth in Section 10.8(a)(iii) hereof) and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

                  (iii) Liens

                        (A)   arising from judicial attachments and
            judgments,

                        (B) securing appeal bonds or supersede as bonds, and

                        (C) arising in connection with court proceedings (including, without limitation, surety bonds and letters of credit or any other instrument serving a similar purpose),

            provided that (1) the execution or other enforcement of such Liens is effectively stayed, (2) the claims secured thereby are being actively contested in good faith and by appropriate proceedings, (3) adequate reserves (in accordance with GAAP) have been established and maintained in respect thereof, and provided further that the aggregate amount so secured will not at any time exceed $2,000,000 (excluding in the calculation of said $2,000,000 any amounts so secured to the extent, but only to the extent, such amounts are fully covered by insurance maintained by Mikasa, the Company or any Other Subsidiary (x) in respect of which all action necessary to claim, or preserve the right to claim, such insurance shall have been undertaken, including, without limitation, the payment of all premiums in respect of such insurance and the filing of all appropriate or required notices or claim forms, (y) in respect of which no defense or other contractual reason shall exist, or shall have been asserted by the issuer of such insurance, that would enable such issuer to either raise a defense to the payment of such insurance or to otherwise contractually decline to pay such insurance and (z) the issuer of which is, in the good faith opinion of the Mikasa Board of Directors, capable of discharging its payment obligations in connection with such insurance) and the existence of such judicial attachment or judgment shall not constitute a Default or Event of Default;

                  (iv) Liens on Property of an Other Subsidiary, provided that such Liens secure only (A) obligations owing to Mikasa, the Company or a Wholly-Owned Subsidiary or (B) Debt of such Other Subsidiary to the extent such Debt is permitted under Section 10.5 hereof;

                  (v) Liens in the nature of reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property, provided that such Liens do not individually or in the aggregate materially detract from the value of said Properties or materially interfere with the use by Mikasa, the Company or the Other Subsidiaries of such Property in the ordinary conduct of the business of Mikasa, the Company and such Other Subsidiaries;

                  (vi) Liens on Property arising in connection with Capital Leases so long as each such Lien encumbers only Property that is the subject of the related Capital Lease and no other Property of Mikasa, the Company or any of the Other Subsidiaries and immediately before, and after giving effect thereto, no Default or Event of Default would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to Section
            10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof;

                  (vii) Liens in existence on the First Closing Date securing Debt and listed on Schedule 5.15 hereto;

                  (viii) Purchase Money Liens, if, after giving effect thereto and to any concurrent transactions:

                        (A) each such Purchase Money Lien secures Debt of Mikasa, the Company or any of the Other Subsidiaries in an amount not exceeding 90% of the cost of acquisition of the particular Property to which such Debt relates (or, in the case of a Lien existing on any Property of any corporation at the time it becomes a Subsidiary, 90% of the Fair Market Value of such Property at such time); and

                        (B) immediately before, and after giving effect thereto, no Default or Event of Default would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to Section 10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof; and

                  (ix) any Lien permitted by clause (iv), clause (vi), clause (vii) and clause (viii) above securing an obligation which is being renewed, extended, refinanced or refunded, provided that the principal amount of such obligation is not increased in excess of the amount outstanding thereunder at the time of such renewal, extension, refinancing or refunding, such Lien is not extended to any other Property and, after giving effect to such renewal, extension, refinancing or refunding, no Default or Event of Default would exist and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to
            Section 10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof.

            (b) Equal and Ratable Lien; Equitable Lien. In case any Property shall be subjected to a Lien in violation of this
      Section 10.8, Mikasa and the Company will forthwith make or cause to be made, or will cause the Other Subsidiaries to make, to the fullest extent permitted by applicable law, provision whereby the Notes will be secured equally and ratably with all other obligations secured thereby, pursuant to such agreements and instruments as shall be approved by the Required Holders, and Mikasa and the Company will cause to be delivered to each holder of a Note an opinion of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms, and in any such case the Notes shall have the benefit, to the full extent that, and with such priority as, the holders of Notes may be entitled under applicable law, of an equitable Lien on such Property securing the Notes. Such violation of this Section 10.8 will constitute an Event of Default hereunder, whether or not any such provision is made pursuant to this Section 10.8(b).

            (c) Financing Statements. Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, sign or file a financing statement under the Uniform Commercial Code (or similar statute) of any jurisdiction that names Mikasa, the Company or such Other Subsidiary as debtor, or sign any security agreement authorizing any secured party thereunder to file any such financing statement, except, in any such case, a financing statement filed or to be filed to perfect or protect a security interest that Mikasa, the Company or such Other Subsidiary is entitled to create, assume or incur, or permit to exist, under the foregoing provisions of this
      Section 10.8 or to evidence for informational purposes a lessor's interest in Property leased to Mikasa, the Company or any such Other Subsidiary.

            (d) Mikasa Tradenames/Trademarks. Anything contained herein to the contrary notwithstanding, neither Mikasa nor the Company will cause or will agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), nor will either of them permit the Other Subsidiaries (including, without limitation, MLI) to cause or to agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of the Mikasa Tradenames/Trademarks to be subject to a Lien.

      10.9  Restricted Investments.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, make any Restricted
Investment.

      10.10  Line of Business.

      Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, engage in any business other than businesses engaged in by Mikasa, the Company and the Other Subsidiaries on the First Closing Date or businesses directly related to, or dealing with, the manufacturing, licensing, sale and distribution of tabletop products, tabletop accessories and household products. Mikasa will not directly engage in any manufacturing business, provided that the foregoing shall not restrict the Company or the Other Subsidiaries from engaging in such a manufacturing business to the extent permitted under the immediately preceding sentence.

      10.11  Private Offering.

      Neither Mikasa nor the Company will, nor will either of them permit any Person acting on their behalf to, offer the Notes or any part thereof or any similar Securities for issue or sale to, or solicit any offer to acquire any of the same from, any Person so as to bring the issuance and sale of the Notes within the provisions of section 5 of the Securities Act.

      10.12  Sales of Subsidiary Stock.

      Neither Mikasa nor the Company will at any time, nor will either of them at any time permit any of the Other Subsidiaries to, sell or otherwise dispose of any shares of Capital Stock (or any options or warrants to purchase Capital Stock or other Securities exchangeable for or convertible into Capital Stock) of a Subsidiary (said Capital Stock, options, warrants and other Securities herein called "Subsidiary Stock"), nor will any Subsidiary issue, sell or otherwise dispose of any shares of its own Subsidiary Stock, if the effect of the transaction would be to reduce the proportionate interest of Mikasa, the Company and the Other Subsidiaries in the outstanding Subsidiary Stock of the Subsidiary whose shares are the subject of the transaction, provided that the foregoing restrictions do not apply to:

            (a)   the issue of directors' qualifying shares; and

            (b) the sale for an all cash consideration of the entire Investment (whether represented by stock, debt, claims or otherwise) of Mikasa, the Company and the Other Subsidiaries in any Subsidiary, if all of the following conditions are met:

                  (i) if such sale is to a Person that is not an Affiliate, such sale is for Fair Market Value and is in the best interests of the Company (in each case, in the good faith opinion of the board of directors of the Company) or, if such sale is to a Person that is an Affiliate, such sale is for Fair Market Value and is in the best interests of the Company (in each case, in the good faith opinion of the board of directors of the Company) and the determination of such Fair Market Value shall have been further confirmed by a written appraisal of an independent investment banking firm of national reputation or other qualified appraiser reasonably acceptable to the Required Holders;

                  (ii)  the Subsidiary being disposed of has no
            continuing Investment in any Other Subsidiary not being simultaneously disposed of or in Mikasa or in the Company; and

                  (iii) immediately after the consummation of the transaction, and after giving effect thereto, no Default or Event of Default would exist, and Mikasa and the Company would be permitted to incur at least $1.00 of additional Funded Debt pursuant to Section 10.6 hereof and a Domestic Other Subsidiary would be permitted to incur at least $1.00 of additional Debt pursuant to Section 10.5(a) hereof.

      Anything contained herein to the contrary notwithstanding, (y) Mikasa shall maintain direct legal and beneficial ownership of all Capital Stock of the Company and (z) the Company shall maintain direct legal and beneficial ownership of all Capital Stock of MLI.

      10.13  Pari Passu Ranking of Notes.

      Each of Mikasa and the Company warrants that its obligations under this Agreement and the Notes do, and undertakes that the same will continue to, rank at least pari passu with all of its other present and future unsecured senior obligations.

      10.14  Mikasa Tradenames/Trademarks.

      The Company will not sell or otherwise dispose of any Mikasa Tradenames/Trademarks it owns except to MLI, and Mikasa will not sell or otherwise dispose of any Mikasa Tradenames/Trademarks it owns except to MLI. Neither Mikasa nor the Company will permit MLI to sell or otherwise dispose of any Mikasa Tradenames/Trademarks it owns. Any future trademarks, service marks, trade names, copyrights and licenses and rights with respect thereto used by Mikasa, the Company and the Other Subsidiaries will be owned by MLI and shall otherwise be subject to the same requirements and restrictions provided for herein and in
Section 10.8(d) hereof in respect of the Mikasa Tradenames/Trademarks. Nothing in this paragraph shall

            (a) limit the licensing or franchising of any Mikasa Tradenames/Trademarks in the ordinary course of business of Mikasa, the Company and/or MLI, provided that such licensing or franchising is (as determined in good faith by Mikasa) in the best interests of Mikasa, the Company and the Other Subsidiaries or

            (b) limit the option of Mikasa, the Company or MLI to not renew or not cause to be renewed or otherwise to abandon or allow to lapse or be involuntarily cancelled any of the Mikasa
      Tradenames/Trademarks, provided that

                  (i) such failure to renew or such abandonment or lapsing or involuntary cancellation shall (as determined in good faith by Mikasa) be in the best interests of Mikasa, the Company and the Other Subsidiaries or otherwise be unavoidable in accordance with applicable law as a result of insufficient utilization or other legal grounds not within the reasonable control of Mikasa, the Company and such Other Subsidiaries and

                  (ii) all such failures to renew, such abandonments and such lapsing and involuntary cancellation, which shall have occurred on or after the First Closing Date, would not (as determined in good faith by Mikasa) reasonably be expected to have a Material Adverse Effect.

11.   EVENTS OF DEFAULT.

      An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

            (a) Mikasa or the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

            (b) Mikasa or the Company defaults in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or

            (c) Mikasa or the Company defaults in the performance of or compliance with any term contained in any of Section 7.1(e), Sections 10.2 through Section 10.9, inclusive, Section 10.12,
      Section 10.13 and Section 10.14; or

            (d) Mikasa or the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) Mikasa or the Company receiving written notice of such default from any holder of a Note; or

            (e) any representation or warranty made in writing by or on behalf of Mikasa or the Company or by any officer of Mikasa or the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made; or

            (f)   Mikasa, the Company or any of the Significant
      Subsidiaries shall fail to make any payment on any Debt when due;
      or

                  (i) any event shall occur or any condition shall exist in respect of any Debt or any Security of Mikasa, the Company or any of the Significant Subsidiaries, or under any agreement securing or relating to such Debt or Security, that immediately or with any one or more of the passage of time, the giving of notice or the expiration of waivers or modifications granted in respect of such event or condition:

                        (A)   causes (or permits any one or more of
            the holders thereof or a trustee therefor to cause) such Debt or Security, or a portion thereof, to become due prior to its stated maturity or prior to its regularly scheduled date or dates of payment;

                        (B)   permits any one or more of the holders
            thereof or a trustee therefor to elect any of the directors to the Mikasa Board of Directors or the board of directors of the Company or any such Significant Subsidiary; or

                        (C)   permits any one or more of the holders
            thereof or a trustee therefor to require Mikasa, the Company or any such Significant Subsidiary to repurchase such Debt or such Security from such holder;

      provided that the aggregate principal amount of all such Debt plus the aggregate face amount of all such Securities referred to in this clause (f) shall exceed $2,000,000 at such time; or

            (g) Mikasa, the Company or any Significant Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its Property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

            (h) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by Mikasa, the Company or any Significant Subsidiary, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its Property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of Mikasa, the Company or any Significant Subsidiary, or any such petition shall be filed against Mikasa, the Company or any Significant Subsidiary and such petition shall not be dismissed within 60 days; or

            (i) a final judgment or judgments for the payment of money aggregating in excess of $2,000,000 are rendered against one or more of Mikasa, the Company and the Significant Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

            (j) if any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified Mikasa, the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $10,000,000, (iv) Mikasa, the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) Mikasa, the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, (vi) Mikasa, the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of Mikasa, the Company or any Subsidiary thereunder, or (vii) Mikasa, the Company or any Other Subsidiary fails to comply with any law applicable to any Foreign Pension Plan the failure of which would reasonably be expected to have a Material Adverse Effect; and any such event or events described in clauses (i) through (vii) above, either individually or together with any other such event or events, would reasonably be expected to have a Material Adverse Effect.

As used in Section 11(j), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in section 3 of ERISA.

12.   REMEDIES ON DEFAULT, ETC.

      12.1  Acceleration.

            (a) If an Event of Default with respect to Mikasa or the Company described in paragraph (g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

            (b) If any other Event of Default has occurred and is continuing, any holder or holders of more than 35% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to Mikasa or the Company, declare all the Notes then outstanding to be immediately due and payable.

            (c)   If any Event of Default described in paragraph (a) or
      (b) of Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to Mikasa or the Company, declare all the Notes held by it or them to be immediately due and payable.

      Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. Mikasa and the

Company acknowledge, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by Mikasa or the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by Mikasa and the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

      12.2  Other Remedies.

      If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

      12.3  Rescission.

      At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the holders of not less than 66% in principal amount of the Notes then outstanding, by written notice to Mikasa or the Company, may rescind and annul any such declaration and its consequences if (a) Mikasa and the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

      12.4  No Waivers or Election of Remedies, Expenses, etc.

      No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of Mikasa and the Company under
Section 15, Mikasa and the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

13.   REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

      13.1  Registration of Notes.

      Each of Mikasa and the Company shall keep at their principal executive offices a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and Mikasa and the Company shall not be affected by any notice or knowledge to the contrary. Mikasa and the Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

      13.2  Transfer and Exchange of Notes.

      Upon surrender of any Note at the principal executive office of Mikasa and the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), Mikasa and the Company shall execute and deliver, at the expense of Mikasa and the Company (except as provided below), one or more new Notes (as requested by the holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit 1. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. Mikasa and the Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $500,000, provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than $500,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

      13.3  Replacement of Notes.

      Upon receipt by Mikasa and the Company of evidence reasonably satisfactory to each of them of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

            (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to them (provided that if the holder of such Note is, or is a nominee for, an original purchaser or an Institutional Investor, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

            (b) in the case of mutilation, upon surrender and cancellation thereof, Mikasa and the Company at their own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

14.   PAYMENTS ON NOTES.

      14.1  Place of Payment.

      Subject to Section 14.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York, New York at the principal office of Morgan Guaranty Trust Company of New York in such jurisdiction. Mikasa and the Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal offices of Mikasa and the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

      14.2  Home Office Payment.

      So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, Mikasa and the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to Mikasa and the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of Mikasa and the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to Mikasa and the Company at their principal executive offices or at the place of payment most recently designated by the Mikasa and Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to Mikasa and the Company in exchange for a new Note or Notes pursuant to Section 13.2. Mikasa and the Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

15.   EXPENSES, ETC.

      15.1  Transaction Expenses.

      Whether or not the transactions contemplated hereby are consummated, Mikasa and the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you and each Other Purchaser or holder of a Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of Mikasa, the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes. Mikasa and the Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by you). Your "special counsel," as referred to in this Agreement with respect to the consummation of the transactions contemplated hereby shall be Hebb & Gitlin.

      15.2  Survival.

      The obligations of Mikasa and the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

16.   SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE
AGREEMENT.

      All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of Mikasa and you or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of Mikasa and the Company pursuant to this Agreement shall be deemed representations and warranties of Mikasa and the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and Mikasa and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

17.   AMENDMENT AND WAIVER.

      17.1  Requirements.

      This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of Mikasa, the Company and the Required Holders, except that (a) no amendment or waiver of any of the provisions of any of Sections 1, 2, 3, 4, 5, 6 or 21, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes,
(ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.

      17.2  Solicitation of Holders of Notes.

                        (a) Solicitation. Mikasa and the Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. Mikasa and the Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

                        (b) Payment. Mikasa and the Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes of any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

      17.3  Binding Effect, etc.

      Any amendment or waiver consented to as provided in this Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon Mikasa and the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between Mikasa and the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder or such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

      17.4  Notes held by Mikasa and the Company, etc.

      Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by Mikasa, the Company or any of their Affiliates shall be deemed not to be outstanding.

18.   NOTICES.

      All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

            (i) if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to Mikasa and the Company in writing,

            (ii) if to any other holder of any Note, to such holder at such address as such other holder shall have specified to Mikasa and the Company in writing, or

            (iii) if to Mikasa or the Company, to Mikasa and the Company at the following address:

                  (A)   if to the Company,

                        American Commercial, Incorporated
                        20633 South Fordyce Avenue
                        Long Beach, California  90749
                        Attention:  Brenda Flores
                        Fax:  (310) 633-1546
                        with a copy to:

                        Mikasa, Inc.
                        20633 South Fordyce Avenue
                        Long Beach, California  90749
                        Attention:  Joseph S. Muto, Esq.
                        Fax:  (310) 608-4457

                  (B)   if to Mikasa,

                        Mikasa, Inc.
                        20633 South Fordyce Avenue
                        Long Beach, California  90749
                        Attention:  Brenda Flores
                        Fax:  (310) 633-1546
                        with a copy to:

                        American Commercial, Incorporated
                        20633 South Fordyce Avenue
                        Long Beach, California  90749
                        Attention:  Joseph S. Muto, Esq.
                        Fax:  (310) 608-4457

or at such other address as Mikasa and the Company shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

19.   REPRODUCTION OF DOCUMENTS.

      This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closings (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. Mikasa and the Company agree and stipulate that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section

19 shall not prohibit Mikasa and the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

20.   CONFIDENTIAL INFORMATION.

      For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of Mikasa, the Company or any Other Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of Mikasa, the Company or such Other Subsidiary, provided that such term does not include information that

            (a) was publicly known or otherwise known to you prior to the time of such disclosure,

            (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf,

            (c) otherwise becomes known to you other than through disclosure by Mikasa, the Company or any Other Subsidiary or

            (d)   constitutes financial statements delivered to you under
      Section 7.1 that are otherwise publicly available.

You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to

                  (i)    your directors, officers, trustees,
            employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes),

                  (ii)   your financial advisors and other
            professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20,

                  (iii)  any other holder of any Note,

                  (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20),

                  (v) any Person from which you offer to purchase any security of Mikasa or the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this
            Section 20),

                  (vi) any federal or state regulatory authority having jurisdiction over you,

                  (vii)  the National Association of Insurance
            Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio, or

                  (viii) any other Person to which such delivery or
            disclosure may be necessary or appropriate

                        (A) to effect compliance with any law, rule, regulation or order applicable to you,

                        (B)    in response to any subpoena or other
            legal process,

                        (C)    in connection with any litigation to
            which you are a party, or

                        (D) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement.

Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this
Section 20 as though it were a party to this Agreement. On reasonable request by Mikasa or the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this Section 20.

21.   SUBSTITUTION OF PURCHASER.

      You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to Mikasa and the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu of you. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by Mikasa and the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section
21), such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

22.   MISCELLANEOUS.

      22.1  Successors and Assigns.

      All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

      22.2  Payments Due on Non-Business Days; When Payments Deemed
Received.

                        (a) Payments Due on Non-Business Days. Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

                        (b) Payments, When Received. Any payment to be made to the holders of Notes hereunder or under the

                  Notes shall be deemed to have been made on the Business Day such payment actually becomes available to such holder at such holder's bank prior to 12:00 noon (local time of such bank).

      22.3  Severability.

      Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

      22.4  Construction.

      Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

      22.5  Counterparts.

      This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

      22.6  Governing Law.

      THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF NEW YORK EXCLUDING CHOICE-OF-LAW PRINCIPLES OF THE LAW OF SUCH STATE THAT WOULD REQUIRE THE APPLICATION OF THE LAWS OF A
JURISDICTION OTHER THAN SUCH STATE.


       [Remainder of page intentionally blank.  Next page is signature page.]

      If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to Mikasa and the Company, whereupon the foregoing shall become a binding agreement between you, Mikasa and the Company.

                                    Very truly yours,

                                    MIKASA, INC.



                                    By /s/ Brenda Flores
                                      ------------------------------------

                                    Name:  Brenda Flores
                                    Title: Vice President and Chief
                                           Financial Officer


                                    AMERICAN COMMERCIAL, INCORPORATED



                                    By /s/ Joseph S. Muto
                                      ------------------------------------

                                    Name:  Joseph S. Muto
                                    Title: Secretary and General Counsel

The foregoing is hereby agreed
to as of the date thereof.

[Separately executed by each
of the following Purchasers]

MASSACHUSETTS MUTUAL LIFE INSURANCE
COMPANY



By /s/ Mary Ann McCarthy
  ------------------------------------
Name:  Mary Ann McCarthy
Title: Managing Director

METROPOLITAN LIFE INSURANCE COMPANY



By /s/ Michael J. Kroeger
  ------------------------------------
Name:  Michael J. Kroeger
Title: Vice President



PFL LIFE INSURANCE COMPANY



By /s/ Gregory W. Theobald
  ------------------------------------
Name:  Gregory W. Theobald
Title: Vice President and Assistant Secretary



LIFE INVESTORS INSURANCE COMPANY OF AMERICA



By /s/ Gregory W. Theobald
  ------------------------------------
Name:  Gregory W. Theobald
Title: Vice President and Assistant Secretary



THE GUARDIAN LIFE INSURANCE COMPANY
OF AMERICA



By /s/ Thomas Donohue
   -----------------------------------
Name:  Thomas Donohue
Title: Vice President

                                                                      SCHEDULE A

                         INFORMATION RELATING TO PURCHASERS

Purchaser Name              MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Notes are     Massachusetts Mutual Life Insurance Company
Registered
--------------------------------------------------------------------------------
Note Registration           First Closing
Numbers; Principal          -------------
Amounts                     R-1; $3,000,000

                            Second Closing
                            --------------
                            R-6; $3,000,000
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer
      Method
                            Chase Manhattan Bank, N.A.
      Account               4 Chase MetroTech Center
      Information           New York, NY 10081
                            ABA No.:  021000021
                            For MassMutual Pension Management
                            Account No.:  910-2594018
                            Re:  (See "Accompanying Information" below)

                            With telephone advice of payment to the Securities
                            Custody and Collection Department of Massachusetts
                            Mutual Life Insurance Company at (413) 744-3878
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for Notices         Massachusetts Mutual Life Insurance Company
Related to Payments         1295 State Street
                            Springfield, MA 01111
                            Attn:  Securities Custody and Collection Department
                            F 381
--------------------------------------------------------------------------------
Address for All other       Massachusetts Mutual Life Insurance Company
Notices                     1295 State Street
                            Springfield, MA 01111
                            Attn:  Securities Investment Division
--------------------------------------------------------------------------------
Instructions re Delivery    Law Department of Purchaser
of Notes
--------------------------------------------------------------------------------
Tax Identification          04-1590850
Number
                                  Schedule A-1

Purchaser Name              MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Notes are     Massachusetts Mutual Life Insurance Company
Registered
--------------------------------------------------------------------------------
Note Registration           First Closing
Numbers; Principal          -------------
Amounts                     R-2; $7,000,000

                            Second Closing
                            --------------
                            R-7; $7,000,000
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer
      Method
                            Citibank, N.A.
      Account               111 Wall Street
      Information           New York, NY 10043
                            ABA No.:  021000089
                            For MassMutual Long Term Pool
                            Account No.:  4067-3488
                            Re:  (See "Accompanying Information" below)

                            With telephone advice of payment to the Securities
                            Custody and Collection Department of Massachusetts
                            Mutual Life Insurance Company at (413) 744-3878
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for Notices         Massachusetts Mutual Life Insurance Company
Related to Payments         1295 State Street
                            Springfield, MA 01111
                            Attn:  Securities Custody and Collection Department
                            F 381
--------------------------------------------------------------------------------
Address for All other       Massachusetts Mutual Life Insurance Company
Notices                     1295 State Street
                            Springfield, MA 01111
                            Attn:  Securities Investment Division
--------------------------------------------------------------------------------
Instructions re Delivery    Law Department of Purchaser
of Notes
--------------------------------------------------------------------------------
Tax Identification          04-1590850
Number


                                  Schedule A-2

Purchaser Name              METROPOLITAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Notes are     Metropolitan Life Insurance Company
Registered
--------------------------------------------------------------------------------
Note Registration           First Closing
Numbers;                    -------------
Principal Amounts           R-3; $10,000,000

                            Second Closing
                            --------------
                            R-8; $10,000,000
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer for receipt not later
      Method                than 12:00 noon, New York time

                            The Chase Manhattan Bank
      Account               ABA # 021000021
      Information           Metropolitan Branch
                            33 East 23rd Street
                            New York, NY 10010

                            for credit to:
                             Metropolitan Life Insurance Company -- Corporate
                            Investments
                             Acct# 002-2-410591
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for All Notices,    Metropolitan Life Insurance Company
including Notices           One Madison Avenue
Related to Payments         New York, New York 10010
                            Attention: Treasurer
                            Telecopier: (212) 578-0266

                            With a copy to:

                            Metropolitan Life Insurance Company
                            334 Madison Avenue
                            P.O. Box 633
                            Convent Station, New Jersey 07961-0633
                            Attention: Vice President - Private Placements
                            Telecopier: (201) 254-3050
--------------------------------------------------------------------------------
Instructions re Delivery    Law Department of Purchaser
of Notes
--------------------------------------------------------------------------------
Tax Identification          13-5581829
Number

                                  Schedule A-3

Purchaser Name              PFL LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Notes are     PFL Life Insurance Company
Registered
--------------------------------------------------------------------------------
Note Registration           First Closing
Numbers; Principal          -------------
Amounts                     R-4; $5,000,000

                            Second Closing
                            --------------
                            None
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer
      Method
                            Citibank, N.A.
      Account               111 Wall Street
      Information           New York, NY 10043
                            ABA #021000089
                            DDA #36112805

                            For further credit to:  PFL Life Insurance Company
                            Custody Account No.:  847659
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for Notices         AEGON USA Investment Management, Inc.
Related to Payments         Attn:  Michael Meese
                            4333 Edgewood Road N.E.
                            Cedar Rapids, IA 52499-5112
--------------------------------------------------------------------------------
Address for All other       AEGON USA Investment Management, Inc.
Notices                     Attn:  Director of Private Placements
                            4333 Edgewood Road N.E.
                            Cedar Rapids, IA 52499-5335

                            Fax:  (319) 369-2666
--------------------------------------------------------------------------------
Instructions re Delivery    Law Department of Purchaser
of Notes
--------------------------------------------------------------------------------
Tax Identification          39-0989781
Number

                                  Schedule A-4

Purchaser Name              LIFE INVESTORS INSURANCE COMPANY OF AMERICA
--------------------------------------------------------------------------------
Name in Which Notes are     Life Investors Insurance Company of America
Registered
--------------------------------------------------------------------------------
Note Registration           First Closing
Numbers; Principal          -------------
Amounts                     None

                            Second Closing
                            --------------
                            R-9; $5,000,000
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer
      Method
                            Citibank, N.A.
      Account               111 Wall Street
      Information           New York, NY 10043
                            ABA #021000089
                            DDA #36112805

                            For further credit to:  Life Investors Insurance
                            Company of America Custody Account No.:  847658
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for Notices         AEGON USA Investment Management, Inc.
Related to Payments         Attn:  Michael Meese
                            4333 Edgewood Road N.E.
                            Cedar Rapids, IA 52499-5112
--------------------------------------------------------------------------------
Address for All other       AEGON USA Investment Management, Inc.
Notices                     Attn:  Director of Private Placements
                            4333 Edgewood Road N.E.
                            Cedar Rapids, IA 52499-5335

                            Fax:  (319) 369-2666
--------------------------------------------------------------------------------
Instructions re Delivery    Law Department of Purchaser
of Notes
--------------------------------------------------------------------------------
Tax Identification          42-0191090
Number

                                  Schedule A-5

Purchaser Name              THE GUARDIAN LIFE INSURANCE COMPANY OF AMERICA
--------------------------------------------------------------------------------
Name in Which Notes are     CUDD & CO.
Registered
Note Registration           First Closing
Numbers; Principal          -------------
Amounts                     R-5; $5,000,000

                            Second Closing
                            --------------
                            R-10; $5,000,000
--------------------------------------------------------------------------------
Payment on Account of
Notes
                            Federal Funds Wire Transfer
      Method
                            The Chase Manhattan Bank
      Account               FED ABA #021000021
      Information           CHASE/NYC/CTR/BNF
                            A/C 900-9-000200
--------------------------------------------------------------------------------
Accompanying Information    Issuers:          MIKASA, INC. AND AMERICAN
                                              COMMERCIAL, INCORPORATED
                            Description of
                            Security:   7.38% Senior Notes due June 4, 2007
                            Security Number:        59862# AA 7
                            Due Date and Application (as among principal,
                            premium and interest) of the payment being made:
--------------------------------------------------------------------------------
Address for Notices         The Guardian Life Insurance Company of America
Related to Payments         Attn:  Investment Account M-IA
                            201 Park Avenue South
                            New York, NY 10003
                            Fax:  (212) 677-9023
--------------------------------------------------------------------------------
Address for All other       The Guardian Life Insurance Company of America
Notices                     201 Park Avenue South
                            New York, NY 10003
                            Attn:  Thomas M. Donohue, Investment Department 7B
                            Fax:  212-777-6715
--------------------------------------------------------------------------------
Instructions re Delivery    Chase Manhattan Bank
of Notes                    4 New York Plaza
                            Ground Floor/Receive Window
                            New York, NY 10081
                            Attn:  Frank Taylor
                            Telephone:  212-623-8125

                            Reference The Guardian Account #G05978
--------------------------------------------------------------------------------
Tax Identification          13-6022143
Number

                                  Schedule A-6

                                                                      SCHEDULE B

                                    DEFINED TERMS

      As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

      "Acceptable Bank" means

                  (a) any bank or trust company which (i) is organized under the laws of, and located in, the United States of America, any state thereof, or any Acceptable Other Jurisdiction, (ii) has capital, surplus and undivided profits aggregating at least $250,000,000 (or the foreign currency equivalent thereof) and (iii) whose long-term unsecured debt obligations (or the long-term unsecured debt obligations of the bank holding company owning all of the Capital Stock of such bank or trust company) shall have received one of the three highest ratings issued by Moody's Investors Service, Inc. (or its successor) or by Standard & Poor's Ratings Group (or its successor) or comparable ratings issued by any other rating agency of national or international standing and reputation,

                  (b)   The Tokai Bank, Ltd., and

                  (c)   The First National Bank of Boston.

      "Acceptable Other Jurisdiction" means the countries of Japan, England, Ireland, Scotland, France, Germany, Switzerland, Liechtenstein, Luxembourg, Austria, Italy, Spain, Portugal, Belgium, the Netherlands, Canada, Puerto Rico, the Virgin Islands, Norway, Sweden, Finland, Denmark, South Africa, Australia, New Zealand, India, the Philippines, Thailand, Singapore, Hong Kong, Malaysia, Indonesia, Korea, Taiwan, and the countries located in the regions commonly referred to on the First Closing Date as Central America and South America but excluding, except as expressly listed above, any Caribbean nation or country and excluding in all cases (whether or not listed above) any country in which operations or business transactions shall not be permitted under the laws of the United States of America.

      "Acceptance" means, with respect to any Person (the
"Obligor"), (a) any outstanding and unpaid sight or time draft maturing not more than 365 days from the date of its issuance,



                                  Schedule B-1
drawn by the Obligor on a bank or trust company and accepted by such bank or trust company, (b) any outstanding and unpaid sight or time draft maturing not more than 365 days from the date of its issuance drawn by any Person selling goods or providing services to the Obligor on a bank or trust company which shall have issued a letter of credit to such Person for the account of the Obligor, provided that if such bank or trust company shall have paid such sight or time draft and the Obligor shall have not reimbursed such bank or trust company for such payment, the obligation owing from the Obligor to such bank or trust company in respect of such reimbursement shall still be deemed to be an Acceptance under this definition, and (c) any outstanding and unpaid sight or time draft drawn on the Obligor by any Person selling goods or providing services to the Obligor and accepted by the Obligor.

      "Affiliate" means, at any time, and with respect to any Person, any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of Mikasa or the Company.

      "Agreement, this" is defined in Section 17.3.

      "Business Day" means (a) for the purposes of Section 8.6 only, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York are required or authorized to be closed, and (b) for the purposes of any other provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York or Los Angeles, California are required or authorized to be closed.

      "Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

      "Capital Stock" means any and all shares, interests, participations or other equivalents (however designated) of capital stock or other equity interests of any corporation,



                                  Schedule B-2
association or other business entity, including, without limitation, Preferred Stock and Voting Stock of such Person.

      "Closing Dates" means the First Closing Date and the Second
Closing Date.

      "Closings" means either or both of the First Closing or the Second Closing, as the context may require.

      "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

      "Company" is defined in the introductory sentence of this Agreement.

      "Confidential Information" is defined in Section 20.

      "Consolidated Funded Debt" means, at any time, the aggregate amount of Funded Debt of Mikasa, the Company and the Other
Subsidiaries determined on a consolidated basis for such Persons at such time, plus an amount equal to Deemed Funded Debt at such time.

      "Consolidated Funded Debt Capitalization" means, at any time, the sum of

            (a)   Consolidated Net Worth, plus

            (b)   Consolidated Funded Debt,

determined in each case at such time.

      "Consolidated Net Income" means, with respect to any fiscal period, net earnings (or loss) after income taxes of Mikasa, the Company and the Other Subsidiaries determined on a consolidated basis for such Persons for such period, but, in any event, excluding:

            (a) any gains or losses arising from the sale or other disposition of investments or fixed or capital assets after giving effect to any tax effects thereof, provided that, for purposes of this clause (a),

                  (i) if the aggregate amount of such gains shall exceed the aggregate amount of such losses, the first
            $500,000 of such excess (if such excess shall have been



                                  Schedule B-3
            determined in respect of a period of 12 consecutive months or, if such excess shall have been determined in respect of some other period, the proportionally adjusted amount of such $500,000 figure that would reflect on a proportional basis any period longer or shorter, as the case may be, than said 12-month period) shall be included as "income" in the determination of "Consolidated Net Income" and

                  (ii) if the aggregate amount of such losses shall exceed the aggregate amount of such gains, the first $500,000 of such excess (if such excess shall have been determined in respect of a period of 12 consecutive months or, if such excess shall have been determined in respect of some other period, the proportionally adjusted amount of such $500,000 figure that would reflect on a proportional basis any period longer or shorter, as the case may be, than said 12-month period) shall be included as a "loss" in the determination of "Consolidated Net Income";

            (b) any extraordinary or nonrecurring gains or losses after giving effect to any tax effects thereof;

            (c) any gain resulting from any reappraisal, revaluation or write-up of assets;

            (d) net earnings and losses of any Subsidiary accrued prior to the date it became a Subsidiary;

            (e)   net earnings and losses of any Person,
      substantially all the assets of which have been acquired in any manner by Mikasa, the Company or any of the Other
      Subsidiaries, realized by such other Person prior to the date of such acquisition;

            (f) net earnings of any Person (other than a Subsidiary) in which Mikasa, the Company or any of the Other Subsidiaries shall have an ownership interest unless such net earnings shall have actually been received by Mikasa, the Company or such Other Subsidiary in the form of cash distributions;

            (g) any portion of the net earnings of any Subsidiary that, by reason of any contract or charter restriction or applicable law or regulation (or in the good faith judgment of the Mikasa Board of Directors for any other reason), is



                                  Schedule B-4
      unavailable for payment of dividends to Mikasa, the Company or any Other Subsidiary;

            (h) the earnings and losses of any Person to which assets of Mikasa, the Company or any of the Other Subsidiaries shall have been sold, transferred or disposed of, or into which Mikasa, the Company or any of the Other Subsidiaries shall have been merged, prior to the date of such merger or consolidation;

            (i) any income resulting from the acquisition by Mikasa, the Company or any Other Subsidiary of the equity interests, Capital Stock or assets of another Person, in each case where such income is attributable to the fact that the net book value of the equity investment of Mikasa, the Company or such Other Subsidiary in such Person exceeds the amount invested by Mikasa, the Company or such Other Subsidiary in such Person;

            (j) any gain or loss arising from the acquisition of any Securities of Mikasa, the Company or any of the Other
      Subsidiaries after giving effect to any tax effects thereof;

            (k) any portion of the net earnings of Mikasa, the Company or any of the Other Subsidiaries that cannot be freely converted into United States Dollars;

            (l) any gain or loss resulting from the receipt of any proceeds of any insurance policy; and

            (m) any restoration during such period to income of any contingency reserve, except to the extent that provision for such reserve was made during such period out of income accrued during such period.

      "Consolidated Net Worth" means, at any time, the result of

            (a)   the sum of

                  (i) the par or stated value of the Capital Stock of Mikasa, the Company and the Other Subsidiaries, plus

                  (ii) the aggregate amount of additional paid-in capital of Mikasa, the Company and the Other
            Subsidiaries, plus



                                  Schedule B-5

                  (iii)  the sum of

                        (A)   the aggregate amount of retained
                  earnings of Mikasa, the Company and the Other
                  Subsidiaries, plus

                        (B) any so-called "non-cash" losses included in such retained earnings arising after the First Closing Date and attributed to the disposition of discontinued operations of a segment of the business of Mikasa, the Company and the Other Subsidiaries (but, in any case, excluding from such "non-cash" losses under this subclause (B) any operating losses from the operations of any such segments), minus

            (b)   the sum of

                  (i) the aggregate amount of all write-ups of assets (y) owned by Mikasa, the Company and the Other Subsidiaries on the First Closing Date, which write-up occurred subsequent to December 31, 1996, and (z) acquired by Mikasa, the Company and the Other Subsidiaries after the First Closing Date, which write-up occurred subsequent to the acquisition of such assets, plus

                  (ii)  all previously issued, reacquired and
            uncancelled Capital Stock of Mikasa, the Company and the Other Subsidiaries (to the extent included in clause (a) above), plus

                  (iii) amounts attributable to minority
            interests (to the extent that they are included in clause (a) above),

determined in each case on a consolidated basis for such Persons at such time.

      "Current Debt" means, with respect to any Person, at any time, without duplication,

            (a)   its liabilities for borrowed money,

            (b) liabilities (excluding, in any case, any liabilities of such Person as a lessee under any real or personal Property operating lease) secured by any Lien



                                  Schedule B-6
      existing on Property owned by such Person (whether or not such liabilities have been assumed),

            (c)   its liabilities in respect of Capital Leases,

            (d) its liabilities under any other obligations for borrowed money (including, without limitation, any liabilities in respect of Acceptances and so-called "take or pay" obligations), and

            (e) its liabilities under Guaranties of obligations described above in clause (a), clause (b), clause (c) and/or clause (d) above of other Persons,

provided that, in each such case, such liability is either payable on demand or within one year from the creation thereof and is not renewable or extendible at the option of such Person to a date more than one year from the date of creation thereof. Any such liability which is renewable or extendible at the option of such Person to a date more than one year from the date of creation thereof shall be deemed to be Funded Debt and not Current Debt; provided, however, that, the foregoing notwithstanding, any Acceptance of such Person shall always be classified as Current Debt under this Agreement. If any indebtedness in respect of any of the foregoing liabilities is expressed to mature more than one year from the date of its creation but, as of any date of determination, has principal due and payable within one year of such date of determination, "Current Debt" shall not include such principal payable within such one year period but rather the same shall be included in "Funded Debt."

      "Debt" means, with respect to any Person, at any time, without duplication, all Funded Debt and Current Debt of such Person at such time.

      "Deemed Funded Debt" shall have the meaning ascribed to such term in the definition of "Funded Debt" in this Schedule B.

      "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

      "Default Rate" means that rate of interest that is the lesser of (a) the highest rate allowed by applicable law or (b)
9.38% per annum.



                                  Schedule B-7

      "Distribution" means

            (a) any dividend or other distribution, direct or indirect, on account of Capital Stock of Mikasa, the Company or any Other Subsidiary (except dividends payable solely in shares of such Capital Stock), and

            (b) any redemption, retirement, purchase or other acquisition, direct or indirect, of any Capital Stock of Mikasa, the Company or any Other Subsidiary, or of any warrants, rights or other options to acquire any shares of such Capital Stock.

      "Domestic Acceptable Bank" means any Acceptable Bank organized under the laws of, and located in, the United States of America, including, without limitation, The Tokai Bank, Ltd.

      "Domestic Other Subsidiary" means any Other Subsidiary that is organized under the laws of the United States of America or any jurisdiction thereof and that conducts substantially all of its business and has substantially all of its Property within the United States of America.

      "Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including, but not limited to, those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

      "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with Mikasa or the Company under section 414 of the Code.

      "Event of Default" is defined in Section 11.

      "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated pursuant thereto.



                                  Schedule B-8

      "Fair Market Value" means, at any time with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer, and an informed and willing seller, under no compulsion to buy or sell, respectively.

      "First Closing" is defined in Section 3.1(a).

      "First Closing Date" is defined in Section 3.1(a).

      "Foreign Acceptable Bank" means any Acceptable Bank other than a Domestic Acceptable Bank but including, without limitation, The Tokai Bank, Ltd.

      "Foreign Other Subsidiary" means any Other Subsidiary that is not a Domestic Other Subsidiary.

      "Foreign Pension Plan" means any plan, fund or other similar program

            (a) established or maintained outside of the United States of America by any one or more of Mikasa, the Company or any of the Other Subsidiaries primarily for the benefit of the employees (substantially all of whom are aliens not residing in the United States of America) of Mikasa, the Company or such Other Subsidiaries which plan, fund or other similar program provides for retirement income for such employees or results in a deferral of income for such employees in contemplation of retirement and

            (b)   not otherwise subject to ERISA.

      "Funded Debt" means, with respect to any Person, at any time, without duplication,

            (a) its liabilities for borrowed money, other than Current Debt;

            (b) liabilities (excluding, in any case, any liabilities of such Person as a lessee under any real or personal Property operating lease) secured by any Lien existing on Property owned by such Person (whether or not such liabilities have been assumed), other than Current Debt;

            (c) its liabilities in respect of Capital Leases, other than Current Debt;



                                  Schedule B-9

            (d) its liabilities under any other obligations for borrowed money (including, without limitation, any so-called "take or pay" obligations), other than Current Debt; and

            (e) its liabilities under Guaranties of liabilities of the type set forth in clause (a), clause (b), clause (c) and/or clause (d) above of other Persons.

For purposes of determining at any time hereunder the amount of Funded Debt of Mikasa, the Company, and the Other Subsidiaries, "Funded Debt" shall include the smallest average daily principal amount of Current Debt of Mikasa, the Company and the Other Subsidiaries outstanding during any period of 20 consecutive days selected by Mikasa falling within the 365-day period ending on the last day of the fiscal quarter immediately preceding such time (such amount at any time is herein referred to as "Deemed Funded Debt").

      "GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

      "Governmental Authority" means

            (a)   the government of

                  (i) the United States of America or any State or other political subdivision thereof, or

                  (ii) any jurisdiction in which Mikasa, the Company or any Other Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any Properties of Mikasa, the Company or any Other
            Subsidiary, or

            (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

      "Guaranty" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including, without limitation, obligations incurred through an agreement, contingent or otherwise, by such Person:



                                 Schedule B-10

            (a) to purchase such indebtedness or obligation or any Property constituting security therefor;

            (b) to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

            (c) to lease Properties or to purchase Properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

            (d) otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

In any computation of the indebtedness or other liabilities of the obligor under any Guaranty, the indebtedness or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor.

      "holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by Mikasa and the Company pursuant to Section 13.1.

      "Institutional Investor" means (a) any original purchaser of a Note, (b) any holder of a Note holding more than 5% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

      "Investment" means any investment, made in cash or by delivery of Property, by Mikasa, the Company or any of the Other Subsidiaries (a) in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, Guaranty, advance or capital contribution, or otherwise, or (b) in any Property.

      "Lien" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with



                                 Schedule B-11
respect to any Property or asset of such Person (including, in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements). The term "Lien" does not include negative pledge clauses in agreements relating to the borrowing of money and does not include the rights of a licensee or a distributee provided for under a license or a distributorship agreement entered into in the ordinary course of business.

      "Make-Whole Amount" is defined in Section 8.6.

      "Material" means material in relation to the business, operations, affairs, financial condition, assets, or Properties of Mikasa, the Company and the Other Subsidiaries taken as a whole.

      "Material Adverse Effect" means a material adverse effect on
(a) the business, operations, affairs, financial condition, assets or Properties of Mikasa, the Company and the Other
Subsidiaries, taken as a whole, or (b) the ability of Mikasa or the Company to perform its obligations under this Agreement and the Notes, or (c) the validity or enforceability of this Agreement or the Notes.

      "Memorandum" is defined in Section 5.3.

      "Mikasa" is defined in the introductory sentence of this Agreement.

      "Mikasa Board of Directors" means, at any time, the board of directors of Mikasa or any committee thereof that, in the instance, shall have the lawful power to exercise the power and authority of such board of directors.

      "Mikasa Tradenames/Trademarks" is defined in Section 5.11.

      "MLI" means Mikasa Licensing, Inc., a Delaware corporation.

      "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

      "Nonconvertible Preferred Stock" means, with respect to any corporation, association or other business entity, Preferred
Stock which is not, directly or indirectly, convertible into Voting Stock of such Person.

      "Notes" is defined in Section 1.



                                 Schedule B-12

      "Officer's Certificate" means a certificate of a Senior
Financial Officer or of any other officer of Mikasa or the Company whose responsibilities extend to the subject matter of such certificate.

      "Other Agreements" is defined in Section 2.

      "Other Purchasers" is defined in Section 2.

      "Other Subsidiary" means each of the direct and indirect
Subsidiaries of Mikasa other than the Company.

      "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

      "Person" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization, or a government or agency or political subdivision thereof.

      "Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by Mikasa, the Company or any ERISA Affiliate or with respect to which Mikasa, the Company or any ERISA Affiliate may have any liability.

      "Preferred Stock" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

      "Preferred Stock Value" with respect to any Preferred Stock issued by an Other Subsidiary and beneficially owned by Persons other than Mikasa, the Company or any Other Subsidiary, the sum of (a) all unpaid dividends accrued thereon (whether accumulated or otherwise) plus (b) the highest of (i) the aggregate par or stated value thereof, (ii) the aggregate liquidation value thereof or (iii) the aggregate consideration payable in connection with any "put" option in respect thereof pursuant to which Mikasa, the Company or any Other Subsidiary would be required to purchase such Preferred Stock.



                                 Schedule B-13

      "Property" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

      "PTE" is defined in Section 6.2(c).

      "Purchase Money Lien" means

            (a) a lien held by any Person (whether or not the seller of such assets) on real Property acquired or constructed by Mikasa, the Company or any of the Other Subsidiaries, which Lien secures all or a portion of the related purchase price or construction costs of such Property and was created not more than 30 days after such Property was acquired or its construction completed, provided that such Purchase Money Lien

                  (i) encumbers only the real Property being so purchased or constructed, and

                  (ii) such Lien is not thereafter extended to any other Property, and

            (b) any Lien existing on real Property of any corporation, association or other business entity at the time it becomes a Subsidiary, provided that

                  (i) no such Lien shall extend to or cover any Property other than the real Property subject to such Lien at the time of any such transaction, and

                  (ii) such Lien was not created in contemplation of any such transaction.

For purposes of this definition and Section 10.8 (a)(viii) hereof, a Lien on real Property which also encumbers fixtures and other items of personal Property used in connection with such real Property shall be deemed to be a Lien on real Property.

      "QPAM Exemption" means Prohibited Transaction Class
Exemption 84-14 issued by the United States Department of Labor.

      "Required Holders" means, at any time, the holders of at least 51% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by Mikasa, the Company, or any of their respective Affiliates).



                                 Schedule B-14

      "Responsible Officer" means any Senior Financial Officer and any other officer of Mikasa or the Company with responsibility for the administration of the relevant portion of this Agreement.

      "Restricted Investments" means, at any time, all Investments except the following:

            (a) Investments in one or more of the Subsidiaries or any corporation that concurrently with such Investment becomes a Subsidiary;

            (b) receivables arising from the sale of goods and services, and Investments in Property to be used, in each case in the ordinary course of business or operations of Mikasa, the Company or any Other Subsidiary making such Investment;

            (c) Investments in direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within two years from the date of acquisition thereof;

            (d) (i) with respect to Mikasa, the Company and any Domestic Other Subsidiary, Investments in demand deposit accounts, certificates of deposit, time deposits or banker's acceptances maintained in or issued by Domestic Acceptable Banks, provided that such obligations mature within one year from the date of acquisition thereof and are denominated in United States Dollars; and (ii) with respect to Foreign Other Subsidiaries, Investments of a type described in subclause (i) above in this clause (d) and Investments maintained in or issued by a Foreign Acceptable Bank consisting of commercial bank demand deposit accounts and other similar commercial operating accounts or compensating balances in respect of Debt of such Foreign Other Subsidiaries which Investments in or issued by such Foreign Acceptable Banks are denominated in currencies other than United States Dollars;

            (e) Investments in demand deposit accounts and other similar commercial bank operating accounts, provided that such Investments are payable or withdrawable upon demand;

            (f) Investments in commercial paper rated "A-1" or higher by Standard & Poor's Ratings Group (or its successor) or "P-1" or higher by Moody's Investors Service, Inc. (or



                                 Schedule B-15
      its successor) (or any future comparable ratings issued by Moody's Investors Service, Inc., Standard & Poor's Ratings Group, or the successor of either), provided that such obligations mature within two years from the date of creation thereof;

            (g) Investments in corporate debt obligations of corporations organized under the laws of the United States of America or any state thereof that at the time of acquisition thereof have an assigned rating of "A+" or higher by Standard & Poor's Ratings Group (or its successor) or "A-1" or higher by Moody's Investors Service, Inc. (or its successor) (or any future comparable ratings issued by Moody's Investors Service, Inc., Standard & Poor's Ratings Group, or the successor of either), provided that such obligations mature within one year of such time;

            (h) Investment by Mikasa Corporation, a corporation organized under the laws of Japan, in a certain loan receivable of Miyawo Toki K.K., a company organized under the laws of Japan, maturing on December 31, 1998 and in the original stated principal amount of (Y)144,000,000;

            (i) Investment by the Company in and to Mikasa Europe Distribution GmbH, a limited liability company organized under the laws of Germany, and Mikasa Europe Distribution Gmbh & Co. KG, a limited partnership organized under the laws of Germany, provided that the United States Dollar equivalent of all such Investments shall not exceed $3,000,000;

            (j) Investment by the Company in its new distribution facility located in South Carolina including the possible acquisition by the Company of a revenue bond in the amount of approximately $4,000,000 which is related to the construction of such facility; and

            (k) Investments in addition to the Investments described in clause (a) through clause (j), inclusive, above, provided that the aggregate amount of all Investments made under this clause (k), after giving effect to any then proposed Investment to be included under this clause (k), shall not exceed 12% of Consolidated Net Worth, determined at the time of the making of any such Investment.



                                 Schedule B-16

Investments shall be valued at cost less any return of capital thereon whether through the sale or liquidation thereof or otherwise.

      "SEC" means the Securities and Exchange Commission and any other successor agency of the United States government.

      "Second Closing" is defined in Section 3.1(b).

      "Second Closing Date" is defined in Section 3.1(b)

      "Securities Act" means the Securities Act of 1933, as amended from time to time.

      "Security" means "security" as defined in section 2(1) of the Securities Act.

      "Senior Financial Officer" means the chief financial officer, principal accounting officer, or comptroller of Mikasa or the Company.

      "Significant Subsidiaries" means and includes:

            (a) Dinnerware Plus (CA), Inc., Dinnerware Plus (Maine), Inc., Dinnerware Plus (NC), Inc., Dinnerware Plus (Texas), Inc., Housewares Merchandisers, Inc., Tabletop Merchandisers, Inc., Mikasa Nagoya Holdings, Inc., Mikasa International, Inc., Mikasa (Canada), Inc., and MLI,

            (b)   any Subsidiary that owns any Mikasa
      Tradenames/Trademarks that individually or in the aggregate are Material, and

            (c)   any other Subsidiary that

                  (i) has assets constituting 5% or more of the total assets of Mikasa, the Company and the Other Subsidiaries, determined on a consolidated basis as of the end of the then most recently ended fiscal year of Mikasa and the Company, or

                  (ii) accounted for 5% or more of Consolidated Net Income for the then most recently ended fiscal year of Mikasa and the Company.

      "Source" is defined in Section 6.2.



                                 Schedule B-17

      "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of Mikasa.

      "Subsidiary Stock" is defined in Section 10.12.

      "Surviving Corporation" is defined in Section 10.2(a).

      "Total Domestic Subsidiary Debt/Preferred Stock" means, at any time, the aggregate amount of (a) Debt of all Domestic Other Subsidiaries determined at such time other than Debt owed by such Domestic Other Subsidiaries to Mikasa, the Company or any Wholly-Owned Subsidiary plus (b) the Preferred Stock Value of all Preferred Stock of all Domestic Other Subsidiaries other than such Preferred Stock beneficially owned by Mikasa, the Company or any Wholly-Owned Subsidiary.

      "Total Foreign Subsidiary Debt/Preferred Stock" means, at any time, the aggregate amount of (a) Debt of all Foreign Other Subsidiaries determined at such time other than Debt owed by such Foreign Other Subsidiaries to Mikasa, the Company or any Wholly-Owned Subsidiary plus (b) the Preferred Stock Value of all Preferred Stock of all Foreign Other Subsidiaries other than such Preferred Stock beneficially owned by Mikasa, the Company or any Wholly-Owned Subsidiary.

      "United States Dollars," "Dollars," or "$" means lawful money of the United States of America.

      "Voting Stock" means, with respect to any corporation, association or other business entity, any capital stock of any class or classes of such Person (if such Person is a corporation) or other voting equity interests (if such Person is an association or other business entity) the holders of which



                                 Schedule B-18

            (a) are, in the case of such Person which is a corporation, ordinarily, in the absence of contingencies, entitled to elect corporate directors and are not otherwise limited in the exercise of the voting rights in respect of such capital stock or

            (b) are, in the case of such Person that is an association or other business entity, entitled to (i) elect or replace Persons performing managerial functions similar to those of corporate directors, (ii) elect or replace general partners or Persons performing managerial functions similar to those of general partners or (iii) perform functions similar to those of a corporate director or a general partner or to otherwise directly manage such Person and, in each such case in this clause (b), are not otherwise limited in the exercise of such voting or managerial rights other than as expressly provided in any applicable organic or constitutive document of such Person or by applicable law.

      "Wholly-Owned Subsidiary" means, at any time, any Subsidiary 100% of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of Mikasa and Mikasa's other Wholly-Owned Subsidiaries at such time.

      "Yen or (Y)" means lawful currency of Japan.


                                 Schedule B-19

                                     SCHEDULE 3

                                PAYMENT INSTRUCTIONS


Re:   Mikasa, Inc. and American Commercial, Incorporated --
      $60,000,000 7.38% Senior Notes Due 2007


      In accordance with Section 3 of the Note Purchase Agreement, Mikasa and the Company direct you to make payment for the Note or Notes being purchased by you by payment by U.S. federal funds wire transfer in immediately available funds of the purchase price thereof to:


            BankBoston, N.A.

            Boston, Massachusetts 02110

            ABA No.:          011000390

            Account No.:      51132895

            Account Name:     American Commercial, Inc.

            Contact at bank:  Michele Kapinos
                              Sr. Account Administrator
                              (617) 434-4039


















                                 Schedule 3-1

                                    SCHEDULE 4.9

                           CHANGES IN CORPORATE STRUCTURE


      None.









































                                 Schedule 4.9-1

                                    SCHEDULE 5.3

                                DISCLOSURE MATERIALS


      None.







































                                 Schedule 5.3-1

                                    SCHEDULE 5.4

                  OTHER SUBSIDIARIES AND OWNERSHIP OF CAPITAL STOCK











































                                 Schedule 5.4-1

                                    SCHEDULE 5.5

                                FINANCIAL STATEMENTS


      Annual Report of Mikasa, Inc. on Form 10-K for fiscal years ended December 31, 1995 and December 31, 1996.








































                                  Schedule 5.5-1

                                    SCHEDULE 5.8

                                 CERTAIN LITIGATION


      None.








































                                 Schedule 5.8-1

                                    SCHEDULE 5.11

                                    PATENTS, ETC.


      None.







































                                 Schedule 5.11-1

                                    SCHEDULE 5.12

                                  ERISA AFFILIATES


American Commercial, Incorporated Defined Benefit Pension Plan

American Commercial, Incorporated Profit Sharing Plan

American Commercial, Incorporated Group Medical Insurance Plan

American Commercial, Incorporated Group Long Term Disability Plan

American Commercial, Incorporated Group Term Life Insurance Plan

American Commercial, Incorporated Employee Assistance Plan

The foregoing Plans provide benefits to Mikasa, the Company, and all of the entities identified in Schedule 5.4 other than entities not organized in the United States.



























                                 Schedule 5.12-1

                                    SCHEDULE 5.14

                                   USE OF PROCEEDS


      The proceeds of the Notes will be used by the Company for construction of the Company's distribution center in Charleston, South Carolina and for Mikasa's and the Company's general corporate purposes, including continued expansion of the company-owned retail store network.




































                                 Schedule 5.14-1

                                    SCHEDULE 5.15

                               EXISTING DEBT AND LIENS


As of December 31, 1996


                                                           Maturity   Outstand-
             Lender/Note Agreement                          Date      ing Debt
--------------------------------------------------------------------------------
Unsecured Note Purchase Agreement Dated May 1, 1993      05/19/2003  $60,000,000
Lenders -- Various insurance companies
Fixed Interest Rate at 6.66%
--------------------------------------------------------------------------------
Unsecured Revolving Credit Agreement Dated May 19, 1993  05/19/2000          $0
Credit Line -- $50,000,000
Lenders -- BankBoston and The Tokai Bank, Ltd.
Variable Interest Rate
--------------------------------------------------------------------------------
Unsecured Revolving Credit Agreement                     12/31/1997   $1,797,000
Credit Line -- DM 3,200,000, U.S.$Equivalent =
$1,880,000
Lender -- Comerzbank Paderborn, Germany
Variable Interest rate
--------------------------------------------------------------------------------
Secured Revolving Credit Agreement                       11/30/1997           $0
Credit Line -- $6,000,000
Lender -- The Tokai Bank, Ltd.
Variable Interest Rate
Secured primarily by buildings and land of the Nagoya,
Japan facility.
--------------------------------------------------------------------------------












                                 Schedule 5.15-1

                                    SCHEDULE 10.1

                               AFFILIATE TRANSACTIONS


      None.








































                                 Schedule 10.1-1

                                                                       EXHIBIT 1

                                   [FORM OF NOTE]

                                    MIKASA, INC.
                          AMERICAN COMMERCIAL, INCORPORATED

                         7.38% Senior Note Due June 4, 2007

No. R-__                                                                 [Date]
$__________                                                  PPN:  59862# AA 7


      FOR VALUE RECEIVED, the undersigned, MIKASA, INC., a Delaware corporation ("Mikasa"), and AMERICAN COMMERCIAL, INCORPORATED, a California corporation ("ACI" and together with Mikasa, the "Companies"), jointly and severally hereby promise to pay to ______________, or registered assigns, the principal sum of
________________________________ DOLLARS ($__________) on June 4,
2007, with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.38% per annum from the date hereof, payable semiannually on the fourth day of June and December in each year, commencing with the June 4th or December 4th next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreements referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the lesser of
(i) the highest rate allowed by applicable law, or (ii) 9.38%.

      Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America as provided in the Note Purchase Agreements referred to below.

      This Note is one of a series of Senior Notes (herein called the "Notes") issued pursuant to separate Note Purchase Agreements, dated as of June 4, 1997 (as from time to time amended, the "Note Purchase Agreements"), among the Companies and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreements and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreements.



                                  Exhibit 1-1

      This Note is a registered Note and, as provided in the Note Purchase Agreements, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Companies may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Companies will not be affected by any notice to the contrary.

      The Companies will make required prepayments of principal on the dates and in the amounts specified in the Note Purchase Agreements. This Note is also subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreements, but not otherwise.

      If an Event of Default, as defined in the Note Purchase
Agreements, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreements.

      THIS NOTE SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE COMPANIES AND THE HOLDER HEREOF SHALL BE GOVERNED
BY, THE LAW OF THE STATE OF NEW YORK EXCLUDING CHOICE-OF-LAW
PRINCIPLES OF THE LAW OF SUCH STATE THAT WOULD REQUIRE THE APPLICATION OF THE LAWS OF A JURISDICTION OTHER THAN SUCH STATE.

                                    MIKASA, INC.



                                    By
                                      ------------------------------------

                                      Title:


                                    AMERICAN COMMERCIAL, INCORPORATED



                                    By
                                      ------------------------------------

                                      Title:



                                  Exhibit 1-2

                                                              EXHIBIT 4.4(a)



FORM OF OPINION OF GENERAL COUNSEL TO MIKASA AND THE COMPANY


                         [Letterhead of Mikasa, Inc.]


                               [Closing Date]



To the Persons Listed in
Annex 3 hereto

Re.   Mikasa, Inc.
      American Commercial, Incorporated

Ladies and Gentlemen:

            Reference is made to the separate Note Purchase Agreements, each dated as of June 4, 1997, (collectively, the "Note Purchase Agreement"), among Mikasa, Inc., a Delaware corporation ("Mikasa"), American Commercial, Incorporated, a California corporation (the "Company"), and each of the purchasers listed in Schedule A attached thereto (the "Purchasers"), which provide, among other things, for the issuance and sale by Mikasa and the Company of their joint and several 7.38% Senior Notes due June 4, 2007, in the aggregate principal amount of $60,000,000 ($30,000,000 in aggregate principal amount of which are being issued and sold on the date hereof). The capitalized terms used herein and not defined herein have the meanings specified in the Note Purchase Agreement.

            I have acted as counsel to each of Mikasa and the Company in connection with the transactions contemplated by the Note Purchase Agreement. This opinion is delivered to you pursuant to Section 4.4(a) of the Note Purchase Agreement. In acting as such counsel, I have examined:

            (a)   the Note Purchase Agreement;

            (b) Mikasa's and the Company's joint and several 7.38% Senior Notes due June 4, 2007, dated the date hereof, in the form of Exhibit 1 to the Note Purchase Agreement, and in the principal amounts and with the registration numbers set forth in Schedule A to the Note Purchase
Agreement (the "Notes");




                             Exhibit 4.4(a)-1

            (c) the documents executed and delivered by each of Mikasa and the Company in connection with the transactions contemplated by the Note Purchase Agreement;

            (d) the bylaws and minute books of each of Mikasa and the Company and each of the Subsidiaries of the Company listed on Annex 1 hereto ("Significant Subsidiaries") and a certified copy of the certificate of incorporation of each of Mikasa and the Company, as in effect on the date hereof;

            (e) a good standing certificate from the state of incorporation of each of Mikasa and the Company, good standing certificates from the states of incorporation of each Significant Subsidiary, and foreign good standing certificates for each of such corporations from each of the states set forth in Annex 2 hereto; and

            (f) originals, or copies certified or otherwise identified to my satisfaction, of such other documents, records, instruments and certificates of public officials and officers of Mikasa and the Company as I have deemed necessary or appropriate to enable me to render this opinion.

            In rendering my opinion, I have relied, to the extent I deem necessary and proper, on warranties and representations as to factual matters contained in the Note Purchase Agreement and in the Offeree Letter.

            I have no actual knowledge of any material inaccuracies in any of the facts contained in the Note Purchase Agreement.

            My opinion is based upon the corporate laws of the State of California, the General Corporation law of the State of Delaware, and the federal law of the United States.

            Based on the foregoing, I am of the following opinions:

      1. Each of Mikasa, the Company and each Significant Subsidiary is a corporation duly incorporated, validly existing and in good standing under the laws of its state of incorporation and has all requisite corporate power and authority to carry on its business and own its Property.

      2. Each of Mikasa, the Company and each Significant Subsidiary has duly qualified and is in good standing as a foreign corporation in each jurisdiction where the character of its Properties or the nature of its activities makes such qualification necessary, except where the failure to so qualify and be in good standing would not have a material adverse effect on the ability of Mikasa or the Company to perform its obligations under the Note Purchase Agreement and the Notes.



                             Exhibit 4.4(a)-2

      3. All consents, approvals and authorizations of, and all designations, declarations, filings, registrations, qualifications, or recordations with, Governmental Authorities required on the part of each of Mikasa, the Company and each Significant Subsidiary have been obtained in connection with the ownership of its Properties and the conduct of its businesses, except where the failure to obtain any such consent, approval or authorization with respect to such ownership and conduct would not have a material adverse effect on the ability of Mikasa or the Company to perform its obligations under the Note Purchase Agreement and the Notes.

      4. All consents, approvals and authorizations of, and all designations, declarations, filings, registrations, qualifications and recordations with, Governmental Authorities required on the part of each of Mikasa, the Company and the Significant Subsidiaries have been obtained in connection with the intended use of the proceeds of the Notes (without regard to the use of the proceeds for working capital).

      5. To the best of my knowledge after due inquiry, there is no judgment, order, action, suit, proceeding, inquiry, order or investigation, at law or in equity, before any court or Governmental Authority, arbitration board or tribunal, pending or threatened against Mikasa, the Company, any Significant Subsidiary or Mikasa (Canada), Inc., except for any such judgment, order, action, suit, proceeding, inquiry, order or investigation that would not have a material adverse effect on the ability of Mikasa or the Company to perform its obligations under the Note Purchase Agreement and the Notes.

      6. Each of Mikasa and the Company has the requisite corporate power and authority to execute and deliver the Note Purchase Agreement, to issue and sell the Notes, and to perform its obligations set forth in each of the Note Purchase Agreement and the Notes.

      7. To the best of my knowledge after due inquiry, the execution and delivery of the Note Purchase Agreement and the Notes, and the issuance and sale of the Notes, by each of Mikasa and the Company and the performance by each of Mikasa and the Company of its obligations thereunder will not conflict with, constitute a violation of, result in a breach of any provision of, constitute a default under, or result in the creation or imposition of any Lien or encumbrance upon any Property of Mikasa or the Company or the Property of any Significant Subsidiary or Mikasa (Canada), Inc. pursuant to any agreement or instrument to which Mikasa, the Company, any Significant Subsidiary or Mikasa (Canada), Inc. is a party or by which its respective Properties may be bound.

            I acknowledge that this opinion is being issued as of today's date at the request of Mikasa and the Company pursuant to Section 4.4(a) of the Note Purchase Agreement. I have no obligation to update this opinion for events or changes in law or fact occurring after the date hereof. This opinion is intended solely for your use and is not to be made available to or relied upon by other persons without my prior


                             Exhibit 4.4(a)-3
written consent except (i) transferees of the Purchasers listed on Annex 3 attached hereto may rely upon this opinion and (ii) Hebb & Gitlin may rely upon this opinion in connection with its opinion to be rendered pursuant to Section 4.4(c) of the Note Purchase Agreement.

                                    Very truly yours,


                                    Joseph S. Muto
                                    Secretary and General Counsel












                             Exhibit 4.4(a)-4

                                   ANNEX I
                          Significant Subsidiaries

                         Dinnerware Plus, (CA) Inc.
                        Dinnerware Plus, (Maine) Inc.
                        Dinnerware Plus, (N.C.) Inc,
                        Dinnerware Plus, (Texas) Inc.
                       Housewares Merchandisers, Inc.
                        Tabletop Merchandisers, Inc.
                        Mikasa Nagoya Holdings, Inc.
                         Mikasa International, Inc.
                           Mikasa Licensing, Inc.














                                 Annex 1-1

                                   ANNEX 2
                     Foreign Good Standing Certificates

      Corporation                               State

Dinnerware Plus, (CA) Inc.                      California
Dinnerware Plus, (Maine) Inc.                   Maine
Dinnerware Plus, (N.C.) Inc.                    North Carolina
Dinnerware Plus, (Texas) Inc.                   Texas
Housewares Merchandisers, Inc.                  Florida, Pennsylvania
Tabletop Merchandisers, Inc.                    New Jersey
Mikasa Nagoya Holdings, Inc.                    None
Mikasa International, Inc.                      None
Mikasa Licensing, Inc.                          Nevada
















                                  Annex 2-1

                                   ANNEX 3
                                  Addresses


Massachusetts Mutual Life Insurance Company
1295 State Street
Springfield, MA 01111

Metropolitan Life Insurance Company
One Madison Avenue
New York, New York 10010

PFL Life Insurance Company
4333 Edgewood Road N.E.
Cedar Rapids, IA 52499-5335

Life Investors Insurance Company of America
4333 Edgewood Road N.E.
Cedar Rapids, IA 52499-5335

The Guardian Life Insurance Company of America
201 Park Avenue South
New York, NY 10003

Hebb & Gitlin
One State Street
Hartford, CT 06103













                                 Annex 3-1

                                                              EXHIBIT 4.4(b)


                    [Letterhead of Kelley Drye & Warren LLP]


                                  June 4, 1997



To the Persons Listed in
  Annex 2 hereto

     Re:   Mikasa, Inc.
           American Commercial, Incorporated

Ladies and Gentlemen:

            Reference is made to the separate Note Purchase Agreements, each dated as of June 4, 1997 (collectively, the "Note Purchase Agreement"), among Mikasa, Inc., a Delaware corporation ("Mikasa"), American Commercial, Incorporated, a California corporation (the "Company"), and each of the purchasers listed in Schedule A attached thereto (the "Purchasers"), which provide, among other things, for the issuance and sale by Mikasa and the Company of their joint and several 7.38% Senior Notes due June 4, 2007, in the aggregate principal amount of $60,000,000 ($30,000,000 in aggregate principal amount of which are being issued and sold on the date hereof). The capitalized terms used herein and not defined herein have the meanings specified in the Note Purchase Agreement.

            We have acted as special counsel to each of Mikasa and the Company in connection with the transactions contemplated by the Note Purchase Agreement. This opinion is delivered to you pursuant to Section 4.4(b) of the Note Purchase Agreement. In acting as such counsel, we have examined:

            (a)   the Note Purchase Agreement;

            (b) Mikasa's and the Company's joint and several 7.38% Senior Notes due June 4, 2007, dated the date hereof, in the form of Exhibit 1 to the Note Purchase Agreement, and in the principal amounts and with the registration numbers set forth in Schedule A to the Note Purchase
Agreement (the "Notes");




                             Exhibit 4.4(b)-1

            (c) the documents executed and delivered by each of Mikasa and the Company in connection with the transactions contemplated by the Note Purchase Agreement;

            (d) the bylaws and minute books of each of Mikasa and the Company and each of the Subsidiaries of the Company listed on Annex 1 hereto ("Significant Subsidiaries") and a certified copy of the certificate of incorporation of each of Mikasa and the Company, as in effect on the date hereof;

            (e) a letter to Hebb & Gitlin and Kelley Drye & Warren LLP from Dillon, Read & Co. Inc., describing the manner of the offering of the Notes (the "Offeree Letter");

            (f) the opinion of Joseph S. Muto, general counsel to Mikasa and the Company, dated the date hereof (the "General Counsel Opinion"); and

            (g) originals, or copies certified or otherwise identified to our satisfaction, of such other documents, records, instruments and certificates of public officials and officers of Mikasa and the Company as we have deemed necessary or appropriate to enable us to render this opinion.

            In our examination, we have assumed the genuineness of all signatures (with the exception of signatures of officers of Mikasa and the Company known to us), the authenticity of all documents submitted to us as originals, the conformity to originals of all documents submitted to us as copies, the authenticity of the originals of such latter documents and the legal capacity of all natural persons. With your consent, we have assumed that the representations and warranties as to factual matters (which do not draw legal conclusions) made by Mikasa and the Company in and pursuant to the Note Purchase Agreement and made by Dillon, Read & Co. Inc. in the Offeree Letter are true and correct and have made no independent investigation thereof, except as indicated herein; however, to our knowledge, there are no material inaccuracies in any of the facts contained in the Note Purchase Agreement or the Offeree Letter. We have also relied upon the General Counsel Opinion with respect to all questions concerning the due incorporation, valid existence and good standing of each of Mikasa and the Company. In addition, we have relied upon factual representations (which do not draw legal conclusions) as to certain matters contained in a certificate signed by officers of Mikasa and the Company and have made no independent investigation thereof, except as indicated herein. When, in this opinion, we have used the


                             Exhibit 4.4(b)-2
phrases "to the best of our knowledge", "of which we are aware" or "to our knowledge," we mean that the attorneys presently working at this firm who have given substantive attention to the transactions contemplated by the Note Purchase Agreement have no present actual knowledge (i.e. conscious awareness) of any facts inconsistent therewith and that such knowledge is not based on any independent investigation of the applicable facts. We have assumed that you have received all documents which you were required to receive under the Note Purchase Agreement and that the Note Purchase Agreement is an obligation binding upon you.

            The opinions herein are subject to the following qualifications:

    (a) We express no opinion as to the enforceability of any provision of the Note Purchase Agreement, the Notes or other instruments to the extent such provision may be subject to, and affected by, applicable bankruptcy, insolvency, moratorium or similar state or federal laws affecting the rights and remedies of creditors generally (including, without limitation, fraudulent transfer laws) and general principles of equity.

    (b) We express no opinion on the enforceability of certain rights and remedies set forth in the Note Purchase Agreement or other instruments to the extent such rights or remedies may be limited by applicable state law, but in our opinion, such laws will not materially interfere with the practical realization of the benefits intended to be provided by the Note Purchase Agreement or the Notes.

    (c) We express no opinion with respect to the enforceability of provisions in the Note Purchase Agreement providing for specific performance, injunctive relief or other equitable remedies, regardless of whether such enforceability is sought in a proceeding in equity or at law.

    (d) We express no opinion concerning any law other than the law of the State of New York, the corporate and "Blue Sky" laws of the State of California, General Corporation law of the State of Delaware and the federal law of the United States and we express no opinion as to the applicability thereto, or the effect thereon, of the laws of any other jurisdiction or, in the case of California and Delaware, any other laws, or as to matters of municipal law or the laws of any local agencies within any state.

    (e) We have been advised by the Company that all shares of the capital stock of the Significant Subsidiaries issued prior to the date hereof are fully paid; we have relied upon such advice and have made no independent investigation thereof.



                             Exhibit 4.4(b)-3

    (f) We have assumed there was no misrepresentation, omission or deceit by any person in connection with the execution, delivery or performance of any of the documents referred to herein or any of the transactions contemplated by such documents and that there has been no mutual mistake of fact or misunderstanding, fraud, duress or undue influence in the negotiation, execution or delivery of the Note Purchase Agreement, the Notes or any transactions, agreements or instruments contemplated thereby.

    (g) We express no opinion as to compliance with applicable antifraud statutes, rules or regulations of applicable state and federal law.

         Based upon and subject to the foregoing, it is our opinion that:

         1. Each of the Note Purchase Agreement and the Notes has been duly authorized by all necessary corporate action on the part of each of Mikasa and the Company (no action on the part of the stockholders of Mikasa or the Company being required in respect thereof), has been executed and delivered by a duly authorized officer of each of Mikasa and the Company, and constitutes a legal, valid and binding obligation of each of Mikasa and the Company, enforceable against each of Mikasa and the Company in accordance with its terms,

         2. The execution and delivery of the Note Purchase Agreement and the Notes, and the issuance and sale of the Notes, by each of Mikasa and the Company and the performance by each of Mikasa and the Company of its obligations thereunder will not conflict with, constitute a violation of, result in a breach of any provision of, constitute a default under, or result in the Creation or imposition of any Lien or encumbrance upon any Property of Mikasa or the Company or the Property of any Significant Subsidiary pursuant to the certificate of incorporation or bylaws of Mikasa or the Company or such Significant Subsidiary, or any applicable statute, rule or regulation to which Mikasa, the Company or any Significant Subsidiary is subject.

         3. All consents, approvals and authorizations of, and all designations, declarations, filings, registrations, qualifications and recordations with, Governmental Authorities required on the part of each of Mikasa, the Company and the Significant Subsidiaries have been obtained in connection with the execution and delivery of each of the Note Purchase Agreement and the Notes and the issue and sale of the Notes.

         4. Based in part on your representations contained in Section 6.1 of the Note Purchase Agreement, it is not necessary in connection with the offering, issuance, sale and delivery of the Notes under the circumstances contemplated by the Note Purchase Agreement, the Offeree Letter and the Notes to register any of such Notes under the Securities Act of 1933, as



                             Exhibit 4.4(b)-4
amended, as such is in effect on the date hereof, and it is not necessary to register the Notes under the "Blue Sky" laws of the States of New York or California, nor to qualify an indenture with respect thereto under the Trust Indenture Act of 1939, as amended.

         5. Neither the issuance of the Notes nor the intended use of the proceeds of the Notes (as described in Schedule 5.14 of the Note Purchase Agreement) will violate Regulations G, T or X of the Federal Reserve Board.

         6.  Neither Mikasa nor the Company is

             i. an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or

            ii. a "holding company" or an "affiliate" of a "holding company," or a "subsidiary company" of a "holding company," or a "public utility" within the meaning of the Public Utility
     Holding Company Act of 1935, as amended.

         7. To our knowledge, based upon the representations in the Note Purchase Agreement and our review of the stock transfer records of Mikasa, the Company and the Significant Subsidiaries, each of Mikasa and the Company owns of record all of the outstanding shares of the Capital Stock of each of the Significant Subsidiaries. All such shares have been duly issued and are fully paid and nonassessable.

         We acknowledge that this opinion is being issued as of today's date at the request of Mikasa and the Company pursuant to Section 4-4(b) of the Note Purchase Agreement. We have no obligation to update this opinion for events or changes in law or fact occurring after the date hereof. This opinion is intended solely for your use and is not to be made available to or relied upon by other persons without our prior written consent except
(i) transferees of the Purchasers listed on Annex 2 attached hereto may rely upon this opinion and (ii) Hebb & Gitlin may rely upon this opinion in connection with its opinion to be rendered pursuant to Section 4.4(c) of the Note Purchase Agreement.


                                    Very truly yours,









                             Exhibit 4.4(b)-5

                                   ANNEX I
                          Significant Subsidiaries

                         Dinnerware Plus, (CA) Inc.
                        Dinnerware Plus, (Maine) Inc.
                        Dinnerware Plus, (N.C.) Inc,
                        Dinnerware Plus, (Texas) Inc.
                       Housewares Merchandisers, Inc.
                        Tabletop Merchandisers, Inc.
                        Mikasa Nagoya Holdings, Inc.
                         Mikasa International, Inc.
                           Mikasa Licensing, Inc.














                                 Annex 1-1

                                   ANNEX 2
                                  Addresses


Massachusetts Mutual Life Insurance Company
1295 State Street
Springfield, Massachusetts 01111
Attention:  Securities Custody and Collection Department F381


Metropolitan Life Insurance Company
One Madison Avenue
New York, New York 10010
Attention:  Treasurer


PFL Life Insurance Company
AEGON USA Investment Management, Inc.
Attention:  Michael Meese
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499-5112


Life Investors Insurance Company of America
AEGON USA Investment Management, Inc.
Attention:  Michael Meese
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499-5112


The Guardian Life Insurance Company of America
Attention:  Investment Account M-1A
201 Park Avenue South
New York, New York 10003


Hebb & Gitlin
One State Street
Hartford, CT 06103













                                 Annex 2-1

                                                             EXHIBIT 4.4(c)


                            [HEBB & GITLIN Letterhead]



                                   June 4, 1997



To the Persons Listed in
Annex 1 hereto

      Re:   Mikasa, Inc.
            American Commercial, Incorporated

Ladies and Gentlemen:

             Reference is made to the separate Note Purchase Agreements, each dated as of June 4, 1997 (collectively, the "Note Purchase Agreement"), among Mikasa, Inc., a Delaware corporation ("Mikasa"), American Commercial, Incorporated, a California corporation (the "Company"), and each of the purchasers listed in Schedule A attached thereto (the "Purchasers"), which provide, among other things, for the issuance and sale by Mikasa and the Company of their joint and several 7.38% Senior Notes due June 4, 2007, in the aggregate principal amount of $60,000,000 ($30,000,000 in aggregate principal amount of which are being issued and sold on the date hereof). The capitalized terms used herein and not defined herein have the meanings specified in the Note Purchase Agreement.

            We have acted as special counsel to the Purchasers in connection with the transactions contemplated by the Note Purchase Agreement. This opinion is delivered to you pursuant to Section 4.4(c) of the Note Purchase Agreement. In acting as such counsel, we have examined:

            (a)   the Note Purchase Agreement;

            (b) Mikasa's and the Company's joint and several 7.38% Senior Notes due June 4, 2007, dated the date hereof, in the form of Exhibit 1 to the Note Purchase Agreement, and in the principal amounts and with the registration numbers set forth in Schedule A to the Note Purchase
Agreement (the "Note");

            (c) the certificates of certain officers of Mikasa and the Company, delivered pursuant to Section 4.3 of the Note Purchase
Agreement;


                             Exhibit 4.4(c)-1

            (d) a letter to Hebb & Gitlin and Kelley Drye & Warren LLP from Dillon, Read & Co. Inc., describing the manner of the offering of the Notes (the "Offeree Letter");

            (e) the opinion of Kelley Drye & Warren LLP, special counsel to Mikasa and the Company, dated the date hereof;

            (f) the opinion of Joseph S. Muto, general counsel to Mikasa and the Company, dated the date hereof; and

            (g) originals, or copies certified or otherwise identified to our satisfaction, of such other documents, records, instruments and certificates of public officials as we have deemed necessary or appropriate to enable us to render this opinion.

            In rendering our opinion, we have relied, to the extent we deem necessary and proper, on:

            (A) warranties and representations as to certain factual matters contained in the Note Purchase Agreement;

            (B)   the Offeree Letter;

            (C) said opinions of Kelley Drye & Warren LLP and Joseph S. Muto with respect to all questions governed by the laws of the State of California and the State of Delaware;

            (D) said opinion of Kelley Drye & Warren concerning the authorization, execution and delivery of instruments by each of Mikasa and the Company (except that we have made an independent examination of a certificate of an officer of each of Mikasa and the Company setting forth, with respect to each, a certified copy of its certificate of incorporation, its bylaws and corporate resolutions authorizing its participation in the transactions contemplated by the Note Purchase Agreement); and

            (E) said opinion of Joseph S. Muto with respect to all questions concerning the due incorporation, valid existence, good standing, and corporate power and authority of each of Mikasa and the Company (except that we have made an independent examination of each of the officer's certificates referred to in clause (D) above).



                             Exhibit 4.4(c)-2

            Based on such investigation as we have deemed appropriate, said opinions are satisfactory in form and scope to us and in our opinion the Purchasers and we are justified in relying thereon. As to such opinions and the matters therein upon which we are relying, we incorporate herein the assumptions and qualifications to such opinions set forth therein.

            Based on the foregoing, we are of the following opinions:

      1. Each of Mikasa and the Company is a corporation duly incorporated, validly existing and in good standing under the laws of its state of incorporation.

      2. Each of Mikasa and the Company has the requisite corporate power and authority to execute and deliver the Note Purchase Agreement, to issue and sell the Notes, and to perform its obligations set forth in each of the Note Purchase Agreement and the Notes.

      3. Each of the Note Purchase Agreement and the Notes has been duly authorized by all necessary corporate action on the part of each of Mikasa and the Company, has been executed and delivered by a duly authorized officer of each of Mikasa and the Company, and constitutes a legal, valid and binding obligation of each of Mikasa and the Company, enforceable against each of Mikasa and the Company in accordance with its terms.

      4. The execution and delivery of the Note Purchase Agreement and the Notes, and the issuance and sale of the Notes, by each of Mikasa and the Company and the performance by each of Mikasa and the Company of its obligations thereunder will not conflict with, constitute a violation of, result in a breach of any provision of, constitute a default under, or result in the creation or imposition of any lien upon any of the Property of Mikasa or the Company, pursuant to the certificate of incorporation or bylaws of Mikasa or the Company;

      5. No consent, approval or authorization of Governmental Authorities is required on the part of Mikasa or the Company under the laws of the United States of America or the State of New York in connection with the execution and delivery of the Note Purchase Agreement and the Notes, or the offer, issue, sale and delivery of the Notes. Our opinion in this paragraph 5 is based solely on a review of generally



                             Exhibit 4.4(c)-3
applicable laws of the United States of America and the State of New York, and not on any search with respect to, or review of, any orders, decrees, judgements or other determinations specifically applicable to Mikasa or the Company.

      6. Under existing law, the issuance and sale of the Notes, under the circumstances contemplated by the Note Purchase Agreement, are not subject to the registration requirements under the Securities Act of 1933, as amended, or the "Blue Sky" laws of the State of New York, and neither Mikasa nor the Company is required to qualify an indenture with respect to the Notes under the Trust Indenture Act of 1939, as amended.

            All opinions contained herein with respect to the enforceability of documents and instruments are qualified to the extent that:

            (a) the availability of equitable remedies, including, without limitation, specific enforcement and injunctive relief, is subject to the discretion of the court before which any proceedings therefor may be brought; and

            (b) the enforceability of certain terms provided in the Note Purchase Agreement and the Notes may be limited by

            (i) applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, fraudulent conveyance or similar laws affecting the enforcement of creditors' rights generally as at the time in effect, and

            (ii) common law or statutory requirements with respect to commercial reasonableness.

            Except in reliance on the opinions of Kelley Drye & Warren LLP and Joseph S. Muto, we express no opinion as to the law of any jurisdiction other than the law of New York and United States federal law.



                             Exhibit 4.4(c)-4

            Future holders of the Notes may rely on this opinion as if it were addressed to them.

                                    Very truly yours,







                             Exhibit 4.4(c)-5

                                      ANNEX 1
                                     Addresses


Massachusetts Mutual Life Insurance Company
1295 State Street
Springfield, MA 01111

Metropolitan Life Insurance Company
One Madison Avenue
New York, New York 10010

PFL Life Insurance Company
4333 Edgewood Road N.E.
Cedar Rapids, IA 52499-5335

Life Investors Insurance Company of America
4333 Edgewood Road N.E.
Cedar Rapids, IA 52499-5335

The Guardian Life Insurance Company of America
201 Park Avenue South
New York, NY 10003







                               Annex 1-1