Form 10-Q
period 1997-09-30
MIKASA INC
filed 1997-11-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
        __________

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


             As of September 30, 1997, a total of 18,359,195 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.



                            Manually Signed Original
                            Exhibit Index on Page 15

                                  MIKASA, INC.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of                          3
               September 30, 1997 and December 31, 1996

               Consolidated Statements of Income                          4
               for the three months ended September 30, 1997 and 1996, and nine months ended
               September 30, 1997 and 1996

               Consolidated Statements of Cash Flows                      5
               for the nine months ended September 30,
               1997 and 1996

               Notes to Consolidated Financial                            6
               Statements

   Item 2.     Management's Discussion and Analysis                       7
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                          13


   Signatures                                                            14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                  September 30,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                  (Unaudited)
                     ASSETS
Cash and cash equivalents                         $  27,844         $  42,287
Accounts receivable trade, net                       38,219            24,016
Inventories                                         161,117           132,206
Prepaid expenses and other current assets             7,428             7,613
                                                  ---------         ---------
     Total current assets                           234,608           206,122
Property and equipment, net                         105,690            71,893
Notes receivable and other assets                       985             1,086
Intangible assets, net                                5,078             4,880
                                                  ---------         ---------
     Total assets                                 $ 346,361         $ 283,981
                                                  =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                     $   1,363         $   1,797
Accounts payable                                     15,090            18,620
Other current liabilities                            23,148            23,320
                                                  ---------         ---------
     Total current liabilities                       39,601            43,737
Deferred income taxes                                 1,672             1,672
Notes payable                                       120,000            60,000
                                                  ---------         ---------
     Total liabilities                              161,273           105,409
                                                  ---------         ---------
Preferred stock, undesignated, $0.01 par
  value; authorized 20,000 shares; none
  issued and outstanding                               --                --
Common stock, $0.01 par value;
  authorized 80,000 shares; 18,359
  shares issued and outstanding                      49,532            49,532
Cumulative translation adjustment                      (149)              185
Retained earnings                                   175,410           168,560
                                                  ---------         ---------
                                                    224,793           218,277
Less treasury stock, 3,921 shares, at cost           39,705            39,705
                                                  ---------         ---------
     Total stockholders' equity                     185,088           178,572
                                                  ---------         ---------
     Total liabilities and stockholders' equity   $ 346,361         $ 283,981
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

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                        For The                 For The
                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  -------------------     ------------------
                                     1997       1996         1997       1996
                                     ----       ----         ----       ----
Net sales                         $100,689   $ 94,944     $256,939   $240,640
Cost of sales                       52,392     52,260      137,970    132,820
                                  --------   --------     --------   --------
     Gross profit                   48,297     42,684      118,969    107,820
Selling, general and
  administrative expenses           36,276     30,995      103,228     91,060
Store closure charge                  --         --           --        4,100
                                  --------   --------     --------   --------
     Income from operations         12,021     11,689       15,741     12,660
Interest expense, net                  723        386        1,310        937
                                  --------   --------     --------   --------
     Income before income taxes     11,298     11,303       14,431     11,723
Income tax provision                 4,452      4,464        5,707      4,630
                                  --------   --------     --------   --------
     Net income                   $  6,846   $  6,839     $  8,724   $  7,093
                                  ========   ========     ========   ========
Net income per share of
  common stock                    $   0.37   $   0.33     $   0.48   $   0.33
                                  ========   ========     ========   ========
Weighted average number of
  shares of common stock and
  common stock equivalents
  outstanding                       18,359     20,688       18,359     21,746
                                  ========   ========     ========   ========

Cash dividends per share of
  common stock                    $   0.05   $   --       $   0.15   $   --
                                  ========   ========     ========   ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                       For The Nine Months Ended
                                                            September 30,
                                                       -------------------------
                                                          1997        1996
                                                          ----        ----
Cash flows from operating activities:
  Net income                                           $  8,724    $  7,093
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                         4,819       3,534
    Changes in operating assets and liabilities         (47,347)    (24,723)
                                                       --------    --------

      Net cash used in operating activities             (33,804)    (14,096)
                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures                                  (38,457)    (26,510)
  Decrease in notes receivable                              182         231
                                                       --------    --------

      Net cash used in investing activities             (38,275)    (26,279)
                                                       --------    --------

Cash flows from financing activities:
  Long-term borrowings under note agreements             60,000        --
  Net increases (decreases) in short term borrowings       (439)     12,039
  Purchase of treasury stock                               --       (39,612)
  Dividends paid                                         (1,836)       --
                                                       --------    --------
      Net cash provided by (used in) financing
        activities                                       57,725     (27,573)
                                                       --------    --------

      Effect of exchange rate changes on cash
        and cash equivalents                                (89)       (164)
                                                       --------    --------

      Net decrease in cash and cash equivalents         (14,443)    (68,112)

Cash and cash equivalents, beginning of period           42,287      73,726
                                                       --------    --------

Cash and cash equivalents, end of period               $ 27,844    $  5,614
                                                       ========    ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

1.      INTERIM FINANCIAL STATEMENTS:

        The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.      INCOME TAXES:

        For the nine months ended September 30, 1997 and 1996, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes.

3.      ACCOUNTS RECEIVABLE, TRADE:

        Receivables are net of allowances for uncollectible accounts of $636 at September 30, 1997 and $763 at December 31, 1996.

4.      PROPERTY AND EQUIPMENT:

        Property and equipment, at cost, are net of accumulated depreciation and amortization of $28,114 at September 30, 1997 and $23,604 at December 31, 1996.

5.      INTANGIBLE ASSETS:

        Intangible assets are net of accumulated amortization of $2,328 at September 30, 1997 and $2,135 at December 31, 1996.

6.      DECLARATION OF DIVIDEND:

        On October 23, 1997, the Company declared a quarterly dividend of $0.05 per share or $918 on its common stock to stockholders of record on November 3, 1997, payable on November 11, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain financial and operations data for the periods indicated:

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                       1997        1996
                                                       ----        ----
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                                 $ 49,733    $ 44,856
Retail accounts                                       44,390      43,776
International                                          6,566       6,312
                                                    --------    --------
     Total                                          $100,689    $ 94,944
                                                    ========    ========
OPERATIONS DATA:
Stores open at beginning of period                       141         125
U. S. stores opened during period                          3           2
Stores closed during period                                0           1
                                                    --------    --------
Stores open at end of period                             144         126
                                                    ========    ========

Percentage decrease in comparable store net sales        1.8%        3.6%

                                                      As Of September 30,
                                                      ------------------
                                                       1997        1996
                                                       ----        ----

Total U. S. store gross square footage             1,383,000   1,157,600


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
  ENDED SEPTEMBER 30, 1996

        NET SALES. Net sales for the three months ended September 30, 1997 (the "current period") were $100.7 million, an increase of $5.8 million or 6.1% from net sales of $94.9 million for the three months ended September 30, 1996 (the "prior period"). This increase is primarily attributable to an increase in sales of $4.9 million through the direct to consumer channel of distribution, resulting from the growth in the retail store network. Sales from retail stores opened less than twelve months accounted for $6.5 million of the increase. This increase was partially offset by the drop in comparable store sales. Increases in sales through the retail accounts and international channels of distribution were $0.6 million and $0.3 million, respectively.

        GROSS PROFIT. Gross profit for the current period was $48.3 million, an increase of $5.6 million or 13.2% over the prior period's gross profit of $42.7 million. Gross profit as a percentage of net sales increased to 48.0% in the current period from 45.0% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from all channels of distribution reflecting balanced inventories and favorable product sourcing factors.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $36.3 million, an increase of $5.3 million or 17.0% over the prior period of $31.0 million. As a percentage of net sales, such expenses increased to 36.0% in the current period from 32.6% in the prior period. During the current period, expenses associated with stores opened less than twelve months accounted for $4.4 million of the increase. Included in this amount are certain preopening expenses of $0.9 million for stores opened during the quarter and other stores expected to open in 1997. It is the Company's practice to expense all costs associated with new store openings as incurred.

        INCOME FROM OPERATIONS. Income from operations in the current period was $12.0 million, an increase of $0.3 million or 2.8% from the prior period's income from operations of $11.7 million. This represented a slight decrease as a percentage of net sales to 11.9% in the current period from 12.3% in the prior period.

        INTEREST EXPENSE, NET. Net interest expense was $0.7 million in the current period, an increase of $0.3 million from the prior period of $0.4 million, reflecting the balance of $30 million funded during the quarter from the $60 million private placement of debt, offset by an increase in capitalized interest of $0.2 million and investment earnings from net cash available. The capitalized interest relates to the construction of the Company's South Carolina distribution center.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1996

        NET SALES. Net sales for the nine months ended September 30, 1997 (the "current period") were $256.9 million, an increase of $16.3 million or 6.8% over net sales of $240.6 million for the nine months ended September 30, 1996 (the "prior period"). This increase is primarily attributable to an increase in sales through the direct to consumer channel of distribution, resulting from growth in the retail store network. Sales from retail stores opened less than twelve months accounted for $14.5 million of the increase. Increases in sales through the retail accounts and international channels of distribution increased $0.3 million and $1.0 million, respectively.

        GROSS PROFIT. Gross profit for the current period was $119.0 million, an increase of $11.2 million or 10.3% over the prior period's gross profit of $107.8 million. Gross profit as a percentage of net sales increased to 46.3% in the current period from 44.8% in the prior period. The gross profit increase as a percentage of net sales was due to improved margins from all channels of distribution reflecting balanced inventories and favorable product sourcing factors.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $103.2 million, an increase of $12.1 million or 13.3% over the prior period expenses of $91.1 million, excluding store closure charges. As a percentage of net sales, such expenses increased to 40.2% in the current period from 37.8% in the prior period. Expenses from retail stores opened for less than twelve months accounted for $10.9 million of the increase. Included in this amount are certain preopening expenses of $2.6 million for stores opened during the period and other stores expected to open in 1997. It is the Company's practice to expense all costs associated with new store openings as incurred.

        INCOME FROM OPERATIONS. Income from operations in the current period was $15.7 million, an increase of $3.0 million or 24.3% from the prior period's income from operations of $12.7 million. This represented an increase as a percentage of net sales to 6.1% in the current period from 5.3% in the prior period. This increase was primarily attributable to the increase in gross profit as a percentage of net sales and nonrecurrence of the prior period's $4.1 million store closure charges, partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

        INTEREST EXPENSE, NET. Net interest expense was $1.3 million in the current period, an increase of $0.4 million from the prior period's net interest expense of $0.9 million. This increase is the result of the interest costs associated with the $60 million private placement of debt offset by an increase in capitalized interest of $1.7 million and investment earnings from net cash available. The capitalized interest relates to the construction of the Company's South Carolina distribution center.

LIQUIDITY AND CAPITAL RESOURCES

        In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. The first $30.0 million was funded in June 1997 and the balance was funded during the third quarter of 1997. Principal payments of $15.0 million per year will be due annually commencing in June 2003. The Company also has outstanding $60.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually and mature in May 2003. Principal payments on these notes of $10.0 million per year will be due annually commencing in May 1998. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is in May 2000, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of September 30, 1997, $8.8 million had been used for letters of credit under the revolving credit facility. The balance of $41.2 million was unused and available. The Company's senior notes and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

        The Company had working capital of $195.0 million at September 30, 1997 and working capital of $162.4 million at December 31, 1996. Net cash used in operating activities was $33.8 million and $14.1 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash used in operating activities is primarily attributable to increases in accounts receivable and inventory.

        Net cash used in investing activities was $38.3 million and $26.3 million in the nine months ended September 30, 1997 and 1996, respectively. The Company made capital expenditures of $38.5 million and $26.5 million in the nine months ended September 30, 1997 and 1996, respectively (consisting primarily of the expenditures for construction of the new distribution center in South Carolina, fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores).

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

        The Company's inventory purchases in 1996 were approximately 26% from Japanese factories and approximately 29% from Germany and Austria combined. A significant portion of inventory purchases are made in foreign currencies which expose the Company to foreign currency fluctuations that can affect the Company's gross profit margin. To hedge against foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency fluctuations on its business. These strategies include: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing between the suppliers and the Company of currency exposures against inventory purchases denominated in Japanese yen. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

        The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. The Secaucus facility is owned. The Long Beach facility is leased pursuant to a lease expiring in January 1999, which includes an extension option for one-year. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. In the second quarter of 1996, the Company commenced construction of a 580,000 square foot facility in South Carolina. Test shipments from this facility began during the third quarter and have been successful to date. As of September 30, 1997, $50 million of the estimated $60 million capital commitments associated with this facility had been incurred. The Company plans to finance the balance of this capital commitment principally from the proceeds of the new senior notes due 2007 placed in June 1997. The new facility should enable the Company to eliminate the need for additional offsite facilities and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities will provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time. Future depreciation will also impact earnings when taken.

        As of the close of the third quarter of 1997, Company owned stores increased by 3 new stores to 144. The number of states in which the Company operates stores increased to 43. The Company plans to continue to pursue expansion of its store network. Present plans include opening 19 new retail stores in 1997, of which 10 stores have been opened through the third quarter, and 20 stores in 1998. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additional capital will be required in order to meet the inventory needs of the Company's expanding retail store network.

        The Company currently estimates that its aggregate capital expenditures in 1997 and 1998 will approximate up to $70 million. This includes the expansion of the retail store network (including initial investments in inventory), expansion of its international operations and the capital commitment for the construction of the new distribution facility in South Carolina. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

FUTURE DEVELOPMENTS

        In 1997, the Company will adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

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

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 130.

        In June 1997, The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 131.

SEASONALITY AND QUARTERLY FLUCTUATIONS

        Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. Since the biggest retail selling season is the year-end holiday season, and as more of the Company's principal department store customers adopt electronic data interchange which allows them to defer shipments until later in the selling season, future sales are expected to be more heavily weighted toward the third and fourth quarters. In addition, the Company's retail stores experience a similar seasonal selling pattern, however sales are more heavily weighed toward the fourth quarter. As a result, as the Company increases the number of stores, the shift of sales volume toward the latter part of the year is expected to continue.

        The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continues, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes and increased operating expenses. The increase in operating expenses is principally due to an increased percentage of fixed expenses that relate to retail stores and the additional expense layering from new developing stores.

FORWARD-LOOKING INFORMATION

        Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainties inherent in the Company's business. Actual outcomes are dependent upon the Company's successful performance of internal plans, its ability to control inventory levels, customer changes in short range and long range plans, domestic and international competition in the Company's product areas, whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision (which are based on current estimates of closure costs), successful completion of construction within current cost estimates, continued acceptance of existing products and the development and acceptance of new products, performance issues with key suppliers, changes in government import and export policies, risks related to international transactions and hedging strategies, as well as general economic risks and uncertainties.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits


                    (4.3) Amendment dated June 4, 1997 to Note Purchase Agreements dated May 1, 1993 by and among Mikasa, Inc., American Commercial, Incorporated and various noteholders with notes issued pursuant thereto

                     (27)      Financial Data Schedule

                  (b)  Reports on Form 8-K

                         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MIKASA, INC.
                                  (Registrant)



Date:   November 14, 1997          /s/ Raymond B. Dingman
                                  ------------------------------
                                  Raymond B. Dingman
                                  President and Chief Executive Officer



                                  /s/ Brenda W. Flores
                                  ----------------------------
                                  Brenda W. Flores
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

EXHIBIT INDEX


Exhibit No.                         Description                           Page
--------------------------------------------------------------------------------

    4.3        Amendment dated June 4, 1997 to Note                         16
               Purchase Agreements dated May 1, 1993
               by and among Mikasa, Inc., American Commercial,
               Incorporated and various noteholders with notes issued pursuant thereto

    27         Financial Data Schedule                                      29

                                                              EXHIBIT 4.3

                    AMENDMENT TO NOTE PURCHASE AGREEMENT

      THIS AMENDMENT TO NOTE PURCHASE AGREEMENT (this "Agreement") is made as of June 4, 1997, by and among AMERICAN COMMERCIAL, INCORPORATED (the "Company"), a California corporation, MIKASA, INC. ("Mikasa," and, collectively with the Company, the "Companies"), a Delaware corporation, and the noteholders listed on Annex 1 hereto (the "Noteholders").

                                  RECITALS

      WHEREAS, the Companies entered into those separate Note Purchase Agreements (as in effect prior to the effectiveness of this Agreement, collectively, the "Existing Note Purchase Agreement" and as amended by this Agreement, the "Amended Note Purchase Agreement"), each dated as of May 1, 1993, with the Noteholders (or their predecessors-in-interest), pursuant to which the Companies jointly and severally sold, and the Noteholders (or their predecessors-in-interest) purchased, the Companies' 6.66% Senior Notes due May 19, 2003, in the aggregate original principal amount of Sixty Million Dollars ($60,000,000) (the "Notes"); and

      WHEREAS, concurrently with the execution of this Agreement, the Companies propose to enter into those certain separate Note Purchase Agreements (collectively, the "New Note Purchase Agreement") with the purchasers named in Schedule A thereto, pursuant to which the Companies propose to jointly and severally sell to such purchasers, at one or more closings, the Companies' 7.38% Senior Notes due June 4, 2007, in the aggregate principal amount of Sixty Million Dollars ($60,000,000); and

      WHEREAS, the Noteholders, directly or through their respective nominees, are the holders of one hundred percent (100%) of the Notes outstanding as of the Effective Time; and

      WHEREAS, the Companies have requested that the Noteholders agree to amend certain provisions of the Existing Note Purchase Agreement to conform to the corresponding provisions in the New Note Purchase Agreement; and

      WHEREAS, the Noteholders and the Companies wish to amend certain provisions of the Existing Note Purchase Agreement pursuant to and in accordance with the provisions hereof;

      NOW, THEREFORE, in consideration of the foregoing, the mutual premises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.    DEFINED TERMS

      Unless otherwise defined herein, terms that are defined in the Existing Note Purchase Agreement are used herein as so defined.

2.    AMENDMENTS AND WAIVERS

      2.1    Amendment of Existing Note Purchase Agreement.

      The Existing Note Purchase Agreement is hereby amended in the manner specified in Exhibit A to this Agreement (such amendments herein referred to as the "Amendments").

      2.2    Effect of Amendment.

      Except as expressly amended hereby, the Existing Note Purchase Agreement shall continue in full force and effect in accordance with the provisions thereof. Except as expressly provided herein, this Agreement shall not be deemed
(a) to be a waiver of, a consent to, or a modification or amendment of, any other term or condition of the Existing Note Purchase Agreement or (b) to prejudice any right or rights which the Noteholders may have in the future under or in connection with the Existing Note Purchase Agreement.

      2.3    Effective Time.

      The Amendments shall (in accordance with Section 11.5(a) of the Existing Note Purchase Agreement) become effective, if at all, at such time (the "Effective Time") as the Required Holders indicate their written consent to the Amendments by executing and delivering a counterpart of this Agreement to the Companies.

3.    REPRESENTATIONS AND WARRANTIES

      To induce each Noteholder to enter into this Agreement, each of Mikasa and the Company jointly and severally represents and warrants, as of the date hereof and as of the Effective Time:

            (a) No Default or Event of Default has occurred or is continuing, nor does any event or condition exist that, upon the execution and delivery of this Agreement and the effectiveness of the Amendments, would constitute a Default or an Event of Default.

            (b) This Agreement has been duly authorized by all requisite corporate action on the part of each of Mikasa and the Company, has been executed and delivered by a duly authorized officer of each of Mikasa and the Company, and constitutes a legal, valid and binding obligation of each of Mikasa and the Company enforceable in accordance with its terms, and will not violate any provisions of law, any order, judgment or decree of any court or other agency of government, or the organizational documents of Mikasa or the Company, or any other instrument to which either Mikasa or the Company is a party, or by which either Mikasa or the Company is bound.

            (c) Neither this Agreement nor any written statement furnished by or on behalf of either Mikasa or the Company to any Noteholder in connection with the Existing Note Purchase Agreement (including, without limitation, the financial statements, reports and certificates delivered pursuant to
      Section 8.1 of the Existing Note Purchase Agreement) or the proposal and negotiation of the Amendments contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein not misleading. There is no fact relating to any event or circumstance that has occurred or arisen since the last day of the fiscal year of the Companies most recently ended that the Companies have not disclosed to the Noteholders in writing that has had or, so far as the Companies can now reasonably foresee, could reasonably be expected to have a Material Adverse Effect.

            (d) Neither the nature of Mikasa or the Company, or of their respective businesses or Properties, nor any relationship between Mikasa or the Company and any other Person, nor any circumstance in connection with the execution and delivery of this Agreement, is such as to require an order, consent, approval, license, authorization or validation of, or filing, recording, registration or qualification with, any Governmental Authority on the part of Mikasa or the Company as a condition to the execution, delivery or performance of this Agreement or the Amended Note Purchase Agreement, or the legality, validity, binding effect or enforceability of this Agreement or the Amended Note Purchase Agreement.

            (e) The obligations of each of Mikasa and the Company set forth in this Agreement, the Amended Note Purchase Agreement and the Notes are valid, binding and enforceable in accordance with their respective terms, except as such enforceability may be: (i) limited by applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, or other similar laws affecting the enforceability of creditors' rights generally and (ii) subject to the availability of equitable remedies.

4.    FEES AND EXPENSES

      At or before the Effective Time, the Companies shall pay all reasonable costs and expenses of the Noteholders relating to this Agreement, including, but not limited to, the statement for reasonable fees and disbursements of the Noteholders' special counsel presented to the Companies prior to the Effective Time. The Companies will also pay, upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of the Noteholders' special counsel rendered after the Effective Time in connection with this Agreement and the Amended Note Purchase Agreement. The obligations of the Companies under this Section 4 shall survive the termination of this Agreement.

5.    SURVIVAL

      All representations, warranties, certifications and covenants made by each of Mikasa and the Company in this Agreement or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the Noteholders and shall survive the execution of this Agreement, regardless of any investigation made by or on behalf of the Noteholders. All statements in any such certificate or other instrument shall constitute representations and warranties of Mikasa or the Company, as the case may be, under this Agreement.

6.    GOVERNING LAW

      THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

7.    COUNTERPARTS

      This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

                  [Remainder of page intentionally left blank.
                          Next page is signature page.]

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized representatives, all as of the day and year first above written.

                                  AMERICAN COMMERCIAL, INCORPORATED



                                  By:   /s/  Joseph S. Muto
                                       ---------------------------------
                                        Name: Joseph S. Muto
                                        Title:  Secretary and General Counsel


                                  MIKASA, INC.



                                  By:   /s/ Brenda Flores
                                       ---------------------------------
                                        Name: Brenda Flores
                                        Title:  Vice President and Chief
                                                Financial Officer

                                  METROPOLITAN LIFE INSURANCE COMPANY



                                  By:  /s/ James A. Wiviott
                                      ----------------------------------
                                        Name:  James A. Wiviott
                                        Title:  Asst. Vice President
                                        Metropolitan Life Insurance Co.
                                        On Behalf of Separate Accounts
                                        Nos. 137 and 145.



                                  By:  /s/ Michael J. Kroeger
                                      ----------------------------------
                                        Name:  Michael J. Kroeger
                                        Title: Vice President

                                  THE MUTUAL LIFE INSURANCE COMPANY OF
                                  NEW YORK



                                  By:  /s/ Emilia F. Wiener
                                       ----------------------------------
                                        Name: Emilia F. Wiener
                                        Title:  Managing Director



                                  MONY LIFE INSURANCE COMPANY OF AMERICA



                                  By:  /s/ Emilia F. Wiener
                                       ----------------------------------
                                        Name: Emilia F. Wiener
                                        Title: Authorized Agent

                                  PRINCIPAL MUTUAL LIFE INSURANCE COMPANY



                                  By:_______________________________
                                     Name:
                                     Title:



                                  By:_______________________________
                                     Name:
                                     Title:

                                  GNA CORPORATION



                                  By:  /s/ William D. Koski
                                       ---------------------------------
                                        Name: William D. Koski
                                        Title: Vice President

                                  JEFFERSON-PILOT LIFE INSURANCE COMPANY



                                  By: /s/ James E. McDonald, Jr.
                                      -----------------------------------
                                       Name: James E. McDonald, Jr.
                                       Title: Second Vice President - Securities

                                   ANNEX 1



Metropolitan Life Insurance Company
One Madison Avenue
New York, New York 10010

Metropolitan Life Insurance Company
on behalf of Separate Accounts
Nos. 137 and 145
One Madison Avenue
New York, New York 10010

The Mutual Life Insurance Company of New York
1740 Broadway
New York, New York 10019

MONY Life Insurance Company of America
c/o The Mutual Life Insurance Company of New York
1740 Broadway
New York, New York 10019

Principal Mutual Life Insurance Company
711 High Street
Des Moines, IA  50392

GNA Corporation
Two Union Square, 601 Union Street
Seattle, Washington 98101

Jefferson-Pilot Life Insurance Company
100 North Greene Street
Greensboro, North Carolina 27401










                                  Annex 1-1

                                  EXHIBIT A

1.    AMENDMENT TO SECTION 7.5

      Subsection (a) of Section 7.5 of the Existing Note Purchase Agreement is hereby amended and restated In its entirety to read as follows:

          "(a) Limitation on Distributions. Neither Mikasa nor the Company will, nor will either of them permit any Other Subsidiary to, directly or indirectly, make or incur any liability to declare or make any Distribution in respect of any of their respective Capital Stock, unless

                (i) such Distribution is by Mikasa in respect of its Capital Stock and immediately after giving effect thereto,

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

                      (B) no Default or Event of Default exists or would exist;
                and

                      (C) Mikasa and the Company would be permitted to incur at
                least One Dollar ($1.00) of additional Funded Debt pursuant to
                Section 7.7 hereof and at least One Dollar ($1.00) of additional Debt pursuant to Section 7.8 hereof and a Domestic Other Subsidiary would be permitted to incur at least One Dollar ($1.00) of additional Debt pursuant to Section 7.6(a) hereof;

                (ii) such Distribution is a dividend payable by a Wholly-Owned Subsidiary or the Company in respect of its Capital Stock; or

                (iii) such Distribution is a purchase or other acquisition of Subsidiary Stock by Mikasa, the Company or a Wholly-Owned Subsidiary from any one or more of Mikasa, the Company or a Wholly-Owned Subsidiary."



                                 Exhibit A-1

2.    AMENDMENT TO SECTION 7.9

      Section 7.9 of the Existing Note Purchase Agreement is hereby amended and restated in its entirety to read as follows:

          "7.9  Consolidated Net Worth.

          Neither Mikasa nor the Company will at any time permit Consolidated Net Worth to be less than:

                (a)   One Hundred Forty Million Dollars ($140,000,000), plus

                (b) an amount determined by aggregating for each fiscal year of Mikasa and the Company ended on or after January 1, 1997 and on or prior to such time, the greater of (a) Zero Dollars ($0) and (b) thirty-five percent (35%) of Consolidated Net Income for such fiscal year."

3.    AMENDMENT TO SECTION 7.14

      Section 7.14 of the Existing Note Purchase Agreement is hereby amended and restated in its entirety to read as follows:

          "7.14 Line of Business.

          Neither Mikasa nor the Company will, nor will either of them permit any of the Other Subsidiaries to, engage in any business other than businesses engaged in by Mikasa, the Company and the Other Subsidiaries on the Closing Date or businesses directly related to, or dealing with, the manufacturing, licensing, sale and distribution of tabletop products, tabletop accessories and household products. Mikasa will not directly engage in any manufacturing business, provided that the foregoing shall not restrict the Company or the Other Subsidiaries from engaging in such a manufacturing business to the extent permitted under the immediately preceding sentence."












                                 Exhibit A-2