Form 10-K405
period 1997-12-31
MIKASA INC
filed 1998-03-31
CIK 920758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

             Securities registered pursuant to Section 12(b) of Act:

                                                 Name of each exchange
       Title of each class                        on which registered
--------------------------------------       -----------------------------
Common Stock par value $0.01 per share       New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock (based on the closing price of such stock as reported on the New York Stock Exchange Composite
             Transactions) held by non-affiliates of the Registrant
                       As of March 4, 1998 -- $83 million

 Number of Shares of Common Stock outstanding as of March 4, 1998 -- 18,359,195

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of the Definitive Proxy Statement for the 1998 Annual Meeting (in Part III)














                            Exhibit Index on Page 49

                                  MIKASA, INC.
                           Annual Report on Form 10-K
                                December 31, 1997

                                TABLE OF CONTENTS
                                                                      Page
                                                                      ----
                                     PART I

Item 1.       Business                                                  4
Item 2.       Properties                                               13
Item 3.       Legal Proceedings                                        14
Item 4.       Submission of Matters to a Vote of Security Holders      14

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related        14
              Stockholder Matters
Item 6.       Selected Consolidated Financial and Operations Data      15
Item 7.       Management's Discussion and Analysis of Financial        16
              Condition and Results of Operations
Item 8.       Financial Statements and Supplementary Data              24
Item 9.       Changes in and Disagreements With Accountants on         43
              Accounting and Financial Disclosure

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant       43
Item 11.      Executive Compensation                                   43
Item 12.      Security Ownership of Certain Beneficial Owners and      43
              Management
Item 13.      Certain Relationships and Related Transactions           43

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports      44
              on Form 8-K

                                     PART I
Item 1.  BUSINESS

General
-------
Mikasa, Inc. ("Mikasa" or the "Company") is a leading designer, developer and marketer of quality tabletop and decorative home products. The Company's wide range of products includes ceramic dinnerware, crystal stemware, crystal serveware, stainless steel flatware, table linens, gifts and decorative accessories for the home. The Company develops product designs through its internal staff, independent designers and jointly through certain of its varied factory relationships.

The Company was originally incorporated in California in 1936 and during its early years was primarily a trading company. In the 1950's, the Company entered the dinnerware market and the Mikasa trademark was adopted. Over the past 20 plus years, the Company's product lines have been gradually broadened to include other tabletop items as well as decorative and other products for the home. During that period, as the Company owns no manufacturing facilities, it diversified its sources of supply, which traditionally had been based in Japan. Today, the Company's products are manufactured in 24 countries, including the United States. The Company distributes its products in the United States and Canada through both retail accounts and direct consumer channels. Internationally the Company sells its products through subsidiary companies or authorized distributors primarily in selected countries.

The Company was reincorporated in Delaware in March 1994. The principal executive offices of the Company are located at 20633 South Fordyce Avenue, Long Beach, California 90810.

Products
--------
The Company offers a broad line of casual and formal dinnerware, crystalware and glassware, stainless steel flatware, gifts and decorative accessories for the home. Styles range from traditional designs to fashion-oriented, contemporary patterns. The Company's products consist of:

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

The Company supports its product mix by offering different proprietary brand names for different target markets.

     MIKASA BRAND

The Mikasa brand is positioned as an upscale product line which is typically sold in the "upstairs" china and crystal departments of department stores and in specialty stores. Mikasa products include dinnerware, crystalware, flatware and giftware. Mikasa dinnerware is separated into four basic classifications: bone china, fine china, semi-porcelain and earthenware. Within each classification, dinnerware is primarily sold by pattern. Once a pattern becomes popular, the Company may introduce dinnerware accessories in that pattern and may also introduce coordinating stemware, dinnerware and stainless flatware and table linens. Place settings are also made for children's use. Mikasa crystalware includes a range of products extending from full lead (24% or more lead oxides) to unleaded glassware. These products include stemware, barware, serving platters and bowls, salt and pepper shakers, vases, candlestick holders, picture frames, clocks and paper weights. Mikasa flatware is available in several configurations, including all stainless steel, gold and stainless steel or plastic with stainless steel. Mikasa giftware products include vases, serving trays, carafes, picture frames, mugs and children's products.

     STUDIO NOVA BRAND

Studio Nova products are similar to Mikasa products, but are designed with a more casual feel for everyday entertaining and personal use. Studio Nova products are developed to be sold in the "downstairs" housewares department of department stores and in specialty stores, and include dinnerware, crystalware, flatware and giftware. Studio Nova dinnerware is primarily sold by pattern in prepackaged sets such as 20-piece starter sets and 5-piece accessory completer sets. As patterns gain in popularity, accessories are added to the line. Studio Nova crystalware products typically include unleaded products which are mass produced. These products include serveware, stemware, drinkware and tabletop accessories. Studio Nova flatware is stainless steel or plastic with stainless steel. Patterns are designed to coordinate with dinnerware. Studio Nova giftware items are generally geared toward kitchen use and include storage items and other kitchen items such as wicker baskets, wood and marble cutting boards and cookware.

     OTHER BRANDS

Home Beautiful products are similar in nature to those of the Studio Nova brand, except that they are developed for sale to mass merchants, warehouse clubs and retail drug chains. These products include dinnerware, crystalware, flatware and giftware.

Christopher Stuart products are limited to dinnerware, crystalware and giftware. These products are developed to meet promotional price points for the "upstairs" china and crystal departments of department stores.

Product Development
-------------------
The Company commits a significant amount of its resources to product design. As a marketing, distribution and retail operation, rather than a manufacturing concern, the Company is able to design products to meet consumer preference, rather than the capabilities of specific manufacturing equipment. To research and confirm consumer preference trends, the Company's product development team travels extensively in Europe, Asia, and major American markets, and attends major fashion and design shows around the world.

The product development team includes Company staff designers, as well as a number of independent designers. The Company's independent designers are located around the world and are utilized on a contract or royalty basis. The Company maintains agreements with its independent designers for the purchase of exclusive rights to specific tabletop patterns originating in whole or in part from those designers.

The Company utilizes its retail store network to test market new products before committing to substantial production. All products within the Company's retail store network are identified on a stock keeping unit basis by bar code labels which are read at the point of sale. Daily sales records are polled electronically at the end of each business day and sales and profitability information for new product introductions are analyzed to determine consumer acceptance.

Generally, the Company introduces new products on a limited item basis. In the case of dinnerware, the basic 5-piece place setting with minimal serving pieces is offered to the consumer at introduction. As product lines gain consumer acceptance, the Company looks for natural product extensions, such as coordinating gift items, carafes and cookware.

Supply and Manufacturing
------------------------
The Company does not own or operate any manufacturing facilities, but contracts out production to the geographically diverse group of manufacturers with which the Company maintains business relationships.

More than 90% of the Company's products are manufactured outside the United States. The Company sources its products through approximately 175 factories, in 24 foreign countries. Until the early 1970's, the Company sourced its products almost exclusively from Japan, and the Company's product lines were limited to ceramic dinnerware. Over the past 20 plus years, the Company has gradually broadened the countries from which it sources products. Approximately 23% of the Company's products are purchased from Japan and approximately 30% are purchased from Germany and Austria combined, approximately 12% are purchased from Malaysia and approximately 11% are purchased from Slovenia. No other country accounts for more than 10% of the Company's products.

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

Generally, the Company does not maintain long-term contractual relationships with its suppliers. Most product purchases are made on the basis of purchase orders of less than one year's duration. A large percentage of the Company's products, however, are manufactured by companies with long-standing relationships with the Company, certain of which have existed for more than 30 years. As a result of these relationships, the Company is able to select from a number of manufacturers with which it has had significant experience when ordering its products. If, however, none of these companies are suitable for the manufacture of a particular product, or do not offer competitive terms, the Company will evaluate other suppliers. The Company's two principal suppliers provided products which accounted for an aggregate of approximately 32% of the Company's purchases in 1997. Each of such suppliers accounted for more than 10% of the Company's 1997 purchases. Of the Company's two principal suppliers, one is a Japanese manufacturer of ceramic products and the other is a German manufacturer of crystal products. The Company has maintained beneficial relationships with these suppliers for more than 10 years without interruption and has no reason to believe that these relationships will not continue in the future. Management believes that sufficient accessible worldwide manufacturing capacity exists to reduce the risk to the Company of product shortages or unfavorable pricing terms.

Sales and Marketing
-------------------
The Company distributes its products in the United States through both retail accounts and direct consumer channels and outside the United States primarily to retail accounts. Within the United States, the Company sells its products to department and specialty stores, mass merchants, warehouse clubs, catalog showrooms, corporate incentive markets, military base exchanges, home shopping television, hotels and fine restaurants. The Company also sells a significant portion of its product line through its own retail store network. No single customer or retail account buying group accounted for more than 10% of the Company's consolidated net sales. In 1997, the domestic direct consumer and retail account distribution channels accounted for 56% and 37%, respectively, of the Company's total net sales, with the balance attributable to international sales.

     RETAIL ACCOUNTS

The Company sells its proprietary branded products to various retailers that resell the products to the consumer and to other institutional customers. The Mikasa, Studio Nova and Christopher Stuart brands are sold primarily to department stores, independent specialty retailers and catalog showrooms. The Home Beautiful brand is sold primarily to warehouse clubs, showrooms and mass merchants.

The Company's management has divided the United States into selling regions by channel of distribution and brand. A sales manager is responsible for each selling region. Each sales manager will use as many independent sales representatives ("representatives") or independent sales organizations ("organizations") as are required to adequately service a selling region. A representative or organization sells one or more of the Company's brands to certain channels of distribution in a specific market area. Currently, there are 11 selling regions with approximately 70 representatives or organizations in the Company's United States retail accounts operations.

     CONSUMER

The Company's consumer channel of distribution is primarily through its Company owned and operated retail store network. The Company's consumer sales also include its semi-annual warehouse sales made through its two distribution centers and consumer direct sales made through its service center. The Company's retail stores represent an opportunity for the Company to raise consumer awareness of the Mikasa and other brands owned by the Company. Retail stores provide a testing laboratory for new products where consumer behavior can be more closely monitored. They also serve as outlets for selling discontinued products at margins higher than would be obtained by selling these products through traditional department and specialty retailers, discounters or liquidators. Minimizing the use of liquidators allows the Company to dispose of surplus inventories in a fashion which is non-disruptive to major market areas. The additional sales volume provided by the retail stores, when combined with the retail accounts volume, also provides the Company with additional purchasing power.

The Company opened its first retail store under the Mikasa brand name at its east coast distribution center in Secaucus, New Jersey in 1978. At December 31, 1997, the Company operated 152 factory stores in 42 states and three Canadian provinces. In 1997 21 stores were opened including 2 in Canada and 3 stores were closed. The Company presently intends to open 10 new retail stores in 1998, including two Canadian stores and its first store in Puerto Rico. The Company's ability to open additional retail stores, however, is contingent upon several factors, including the construction of retail centers by developers, the availability of retail space and the appropriateness of a particular location as a site for one of the Company's retail stores. The Company is selective about the sites for its retail stores and evaluates the location, the developer and the quality of other tenants as well as the tenant mix in the center, among other factors.

The Company uses a standardized format for its retail stores opened under the Mikasa brand name, including lighting, fixtures and signage. A new store will range from approximately 6,000 to 15,000 square feet and an initial investment in the range of $200,000 to $1,000,000 (exclusive of pre-opening store expenses which have averaged approximately $170,000), much of which is inventory. Mikasa retail stores feature a broad line of Mikasa products, and also sell products under the Company's other brand names.

     INTERNATIONAL

Internationally, the Company sells its products through authorized distributors in primarily eight countries. In addition, the Company has historically used its Japanese buying agency to facilitate the development and acquisition of products from Japanese and other Asian suppliers. The Company acquired full ownership of the buying agency in 1993 from a director and stockholder of the Company. The acquisition provided the Company with a presence in Asia to handle existing business and to take advantage of opportunities that may arise in the future in manufacturing, design developments and distribution, as Asian markets evolve.

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

In October 1995, the Company acquired the assets and operations of its Canadian distributor. This company distributed Mikasa and other Company brands in Canada through retail accounts. In June 1996, the Company opened its first retail store in Canada and at the end of 1997 had three stores in operation in three provinces. The Company intends to open two new retail stores in Canada in 1998 and continues investigating other retail marketing opportunities in Canada.

     ADVERTISING AND PROMOTION

The Company's advertising program seeks to reinforce recognition of the Company's brands and to project a quality image. This advertising program includes:

        o    Cooperative advertising efforts with key accounts.

        o    Direct advertising of the Company's retail stores.

        o    Print advertising of the Mikasa brand in national bridal magazines.

        o Promotional brochures which are produced by the Company and provided to its department store and specialty accounts which, in turn, provide them directly to consumers.

Distribution and Warehousing
----------------------------
The Company operates three primary distribution facilities in the United States to service its retail account customers, retail stores and certain international sales. In Secaucus, New Jersey, the Company has an aggregate of 620,000 square feet of warehouse space in two locations. In Long Beach, California, the Company occupies an aggregate of 271,000 square feet of warehouse space in two locations. The newly completed Charleston, South Carolina facility, which began test shipments late in the third quarter, 1997, occupies 580,000 square feet of warehouse space. The Company receives virtually all of its imported products at these distribution facilities via ocean freight. These distribution centers are located in areas which allow them ready access to the ports of New York, Newark, New Jersey, Los Angeles and Long Beach, California, and Wando, South Carolina. For a discussion of the Company's plans with respect to its distribution facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Because of its broad product line and need to service its retail accounts as well as its own retail store network, the Company maintains a large inventory base. Approximately 22,000 stock keeping units are inventoried in the Company's domestic distribution facilities.

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

Information Technology
----------------------
The Company's management information systems are designed to serve the Company's needs for customer service, order processing, retail test marketing, inventory control, accounting and distribution functions. The Company has four IBM AS400 computers, one located at each of its primary distribution centers and the Canadian distribution center, which are connected via leased telecommunication lines so that the Company's distribution centers are linked during normal working hours. Additionally, the Company has the ability to connect authorized personnel and each of its retail store locations to one of its main computers on a "dial-up" basis for any number of purposes, including order inquiry and stock inquiry. Most members of the Company's management and independent sales force carry a lap-top or notebook personal computer with communications capability. With this personal computer, they are able to access, after proper security clearance, the Company's data regarding stock availability and order status information, as well as other essential information.

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

Intellectual Property
---------------------
The Company is the exclusive owner in the United States of its proprietary brand names, including Mikasa, Studio Nova, Home Beautiful and Christopher Stuart, as used in connection with the Company's most significant products. The Company has registered these proprietary brand names with the United States Patent and Trademark Office, and has similarly registered or applied for trademark registration of certain brand names in most major markets throughout the world. The Company is also the exclusive owner of many of the designs used in the conduct of its business and, with respect to the remaining designs, owns such designs jointly with certain key manufacturers or outside designers, or has the right to use such designs. The Company has many of its designs registered, or pending registration, with the United States Copyright Office. Periodically, the Company files additional applications for trademark and copyright registration as the Company deems appropriate. On occasion, the Company obtains licenses to use the names and/or designs of others.

Competition
-----------
Competition in the better tabletop market is primarily based on quality, product selection, design, price and service. The tabletop market in which the Company competes includes hundreds of suppliers, the majority of which compete in only part of one of the three principal product segments (dinnerware, crystalware and flatware). The fragmentation and overlap of market segments and lack of publicly available information within the industry make it extremely difficult to obtain reliable statistics on industry size, growth, market share and comparative data. Certain of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company.

The better dinnerware market is normally divided into two segments, formal and casual. The Company believes that it is the market share leader in the casual segment of the domestic market. In the formal segment of the domestic market, management believes that it is fifth in market share.

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

Governmental Regulation
-----------------------
Imports into the United States are affected by import duties, quotas, tariffs and other restrictions. Currently, tabletop product duties are based on a percentage of the value of the product and range from 3% for plastic products to 30% for certain inexpensive, mass-produced glassware. These duties are collected by the United States Customs Service in the normal course of business. At the present time there are no quotas, tariffs or other restrictions that would prevent the Company from importing products at its present, or increased, levels. There can be no assurance that restrictions on imports that would adversely affect the Company will not be imposed in the future.

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

Employees
---------
As of December 31, 1997, the Company had 3,460 employees, of which 2,650 were employed in the Company's domestic retail operations, 634 were employed in domestic wholesale and corporate support operations and 176 were employed in international operations. The 203 employees at the Company's Secaucus, New Jersey warehouse are represented by the International Longshoremen's Association. The Company's current agreement with this labor union expires in June 2000. The Company considers its relationships with its employees to be satisfactory.

Seasonality
-----------
Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. For a discussion of the seasonality of the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Quarterly Fluctuations."

Item 2.  PROPERTIES

The Company leases all of its facilities, including distribution offices, showrooms, corporate headquarters and stores, with the exception of the Company-owned facility in Secaucus, New Jersey and Charleston, South Carolina. The Secaucus facility houses the major portion of the east coast distribution center. Of the 421,000 square foot Company owned facility in Secaucus, 37,000 square feet are used for office space with the remainder used as warehouse space. Total warehouse space of the east coast distribution center is 620,000 square feet when combined with two offsite buildings one of which is a Company-owned facility and the other is a leased facility expiring in 2001. The southeast distribution facility in Charleston, South Carolina of approximately 580,000 square feet is Company owned, is undergoing extensive testing and staff training, and is anticipated to be fully operational during the later part of 1998. The facility in Long Beach, California of approximately 175,000 square feet is leased pursuant to a lease expiring in January 2000. This facility houses 22,000 square feet of office space with the remainder used for the Company's west coast distribution center. With the inclusion of a second off-site building the combined west coast warehouse space is approximately 271,000 square feet. For a discussion of the Company's plans with regard to its distribution facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's other leases extend over an average period of five to ten years with various renewal options. These other leases consist of showrooms and primarily of an aggregate of 1,489,000 square feet for Company operated retail stores in the United States and Canada. See Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


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

                              1997                             1996
                    ------------------------         -----------------------
     Quarter           High          Low                High          Low
     ---------      ---------     ---------          ---------     ---------
     First           $11- 3/8      $ 9-7/8            $13-7/8       $11-1/4
     Second           14- 1/4       11-                12-1/4        10-7/8
     Third            14-9/16       11-1/4             11-1/4         9-1/8
     Fourth           14- 7/8       13-1/4             11-           10-

On March 4, 1998, the closing price of the Company's common stock, as reported on the New York Stock Exchange, was $14.375. As of such date, the Company estimates that there were approximately 1,300 holders of record or represented through accounts held by clearing agencies. The Company declared a quarterly dividend of $0.05 on its common stock to stockholders of record on April 3, 1998 payable on April 13, 1998. The Company paid regular quarterly dividends of $0.05 per share on its common stock during fiscal year 1997 and paid no dividends during fiscal year 1996. The Company has loan agreements with its senior note holders and revolving credit lenders which could limit the Company's future ability to pay dividends. See Note 7 of Notes to Consolidated Financial Statements.

Item 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA

              (In thousands, except per share and operations data)

                                                              For The Years Ended December 31,
                                                  ----------------------------------------------------------
                                                  1997         1996          1995          1994         1993
                                                  ----         ----          ----          ----         ----
INCOME STATEMENT DATA:
Net sales                                      $ 397,217    $ 372,331     $ 362,453     $ 331,609    $ 298,735
Cost of sales                                    208,833      205,016       200,399       187,086      167,854
                                                                                                     ---------
Gross profit                                     188,384      167,315       162,054       144,523      130,881
Selling, general and administrative expenses     150,497      130,347       112,845        95,191       86,544
Store closure charge                                --          4,100          --            --           --
                                               ---------    ---------     ---------     ---------    ---------
Income from operations                            37,887       32,868        49,209        49,332       44,337
Interest expense, net                              2,205        1,437           510         2,279        3,099
                                               ---------    ---------     ---------     ---------    ---------
Income before income taxes                        35,682       31,431        48,699        47,053       41,238
Income tax provision                              14,018       12,381        18,927        18,254       16,053
                                               ---------    ---------     ---------     ---------    ---------
Net income                                     $  21,664    $  19,050     $  29,772     $  28,799    $  25,185
                                               =========    =========     =========     =========    =========

Basic and diluted net income per share of
  common stock                                 $    1.18    $    0.91     $    1.34     $    1.34    $    1.23

Weighted average number of diluted
  share common stock and common
  stock equivalents outstanding                   18,445       20,934        22,298        21,536       20,405

Cash dividend per share of common stock        $    0.20    $    --       $    --       $    --      $    --

NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                            $ 223,459    $ 197,463     $ 177,222     $ 150,100    $ 123,638
Retail accounts                                  145,669      149,901       165,527       163,719      157,908
International                                     28,089       24,967        19,704        17,790       17,189
                                               ---------    ---------     ---------     ---------    ---------
Total                                          $ 397,217    $ 372,331     $ 362,453     $ 331,609    $ 298,735
                                               =========    =========     =========     =========    =========
OPERATIONS DATA:
Stores at end of year <F1>                           152          134           119           100           73
Percentage increase (decrease) in total
  comparable store net sales <F2>                    0.2%        (0.7%)        (1.4%)         1.9%        (0.2%)


                                                                       As of December 31,
                                                  ----------------------------------------------------------
                                                  1997         1996          1995          1994         1993
                                                  ----         ----          ----          ----         ----
BALANCE SHEET DATA:
Working capital                                $ 183,430    $ 162,385     $ 219,267     $ 192,813    $ 139,701
Total assets                                     370,433      283,981       299,012       261,646      214,360
Long-term debt                                   110,000       60,000        60,000        60,000       60,000
Total stockholders' equity                       196,092      178,572       200,068       170,544      117,862


<F1>  Includes 5 stores planned for closure which were in operation at the end of 1997.

<F2>  A store is considered to be comparable only if it is open for all of both periods being compared.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The following table sets forth certain financial and operations data for the years indicated:

                                              Years Ended December 31,
                                      ---------------------------------------
                                        1997           1996            1995
                                      --------       --------        --------
                                            (Sales dollars in thousands)
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                 $   223,459    $   197,463     $   177,222
Retail accounts                         145,669        149,901         165,527
International                            28,089         24,967          19,704
                                    -----------    -----------     -----------
     Total                          $   397,217    $   372,331     $   362,453
                                    ===========    ===========     ===========

OPERATIONS DATA:
Stores open at end of the year              152            134             119

Percentage increase (decrease) in
  comparable store net sales                0.2%          (0.7%)          (1.4%)

Total U.S. store gross square
  footage at end of the year          1,459,000      1,258,000       1,082,000

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales in 1997 were $397.2 million, an increase of $24.9 million or 6.7% over 1996 net sales of $372.3 million. This increase in net sales in 1997 was attributable to a combination of factors. First, the Company's direct consumer channel of distribution, where sales are generally consummated at higher price levels than in the retail account channel, provided an increase of $26.0 million of sales over 1996. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. The Company opened a total of 21 new retail stores during 1997 which consisted of 19 units in the U.S. and 2 units in Canada. The 19 stores in the U.S. accounted for $15.6 million or 60.0% of the retail sales growth. Comparable store sales increased by $0.4 million or 0.2% compared to 1996 comparable store sales. Second, the Company's international business contributed $28.1 million in net sales in 1997, an increase of $3.2 million or 12.5% over 1996 net sales of $24.9 million. This increase was primarily due to the opening of two new Company-owned stores in Canada. These increases were partially offset by a $4.2 million decrease of sales through the retail accounts channel of distribution. This decrease is primarily due to weakness in the catalog showroom sector.

GROSS PROFIT. Gross profit in 1997 was $188.4 million, an increase of $21.1 million or 12.6% over 1996 gross profit of $167.3 million. Gross profit as a percentage of net sales increased to 47.4% in 1997 from 44.9% in 1996. The gross profit increase as a percentage of net sales was primarily due to increased volume and higher margins in 1997 over 1996 from all channels of distribution. Excluding the Company's international business, gross profit as a percentage of net sales was 48.3% in 1997, up from 45.9% in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1997 were $150.5 million, an increase of $20.2 million or 15.4% over 1996 selling, general and administrative expenses of $130.3 million. As a percentage of net sales, such expenses increased to 37.9% in 1997 from 35.0% in 1996. During 1997, $11.7 million in expenses were added for ongoing operating expenses of the 19 new stores opened in the United States during 1997 and certain pre-opening expenses for these stores and other stores expected to open in 1998. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. In addition, the full year of operations in 1997 for the 16 stores newly opened during 1996 in the U.S. added $6.2 million in expenses in 1997 compared to 1996 when those stores were only in operation for varying portions of the year. Operating expenses were also impacted by the increased distribution costs associated with department stores and mass merchants' shift to planned inventories through electronic data interchange which increased the per order distribution costs. Operating expenses were also impacted by the startup costs of $2.1 associated with the Company's new Charleston, South Carolina distribution facility.

INCOME FROM OPERATIONS. Income from operations in 1997 was $37.9 million, an increase of $5.0 million or 15.3% compared to 1996 income from operations of $32.9 million. This represented an increase as a percentage of net sales to 9.5% in 1997 compared to 8.8% in 1996. This increase was the net result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses in 1997 and the non-recurring store closure provision recognized in 1996 of $4.1 million.

INTEREST EXPENSE, NET. Net interest expense was $2.2 million in 1997, an increase of $0.8 million from 1996 net interest expense of $1.4 million. This increase was primarily due to increased debt levels in 1997. For a discussion of the Company's use of capital resources, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales in 1996 were $372.3 million, an increase of $9.8 million or 2.7% over 1995 net sales of $362.5 million. This increase in net sales in 1996 was attributable to a combination of factors. First, the Company's direct consumer channel of distribution provided an increase of $20.2 million of sales over 1995, where sales are generally consummated at higher price levels than in the retail account channel. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. The Company opened 17 new retail stores during 1996 which accounted for $10.8 million or 53.5% of the retail sales growth, while comparable store sales decreased by $1.1 million or 0.7% compared to 1995 comparable store sales. Second, the Company's international business contributed $24.9 million in net sales in 1996, an increase of $5.2 million or 26.7% over 1995 net sales of $19.7 million. This increase was primarily due to the expansion of sales as a full year's impact of the Company's Canadian operations, acquired in 1995. These increases were partially offset by a $15.6 million decrease of sales through the retail channel of distribution. The sales decline to retail accounts was primarily due to consolidation of the department store and mass merchant markets and their movement of planned inventories through electronic data interchange.

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

STORE CLOSURE CHARGE. During the second quarter ended June 30, 1996, the Company decided to close ten stores that were not performing up to its expectations of which nine had been operating for more than one year. The Company recognized an estimated $4.1 million in non-recurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996, or $0.12 per share after-tax. The Company believes these closures should have a positive impact on future earnings. The Company will continue to review its store performances to identify stores that are not performing to the Company's expectations.

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

INCOME FROM OPERATIONS. Income from operations in 1996 was $32.9 million, a decrease of $16.3 million or 33.2% compared to 1995 income from operations of $49.2 million. This represented a decrease as a percentage of net sales to 8.8% in 1996 compared to 13.6% in 1995. This decrease was the net result of the increase in selling, general and administrative expenses as a percentage of net sales and store closure charge, partially offset by the increase in gross profit as a percentage of net sales as discussed above.

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

Liquidity and Capital Resources
-------------------------------
Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company obtained $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $60.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually and mature in May 2003. Principal payments on these notes of $10.0 million per year will be due annually commencing in May 1998. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2000, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of December 31, 1997, $9.9 million had been used for letters of credit under the revolving credit facility and $40.1 million was unused and available. For a discussion of certain restrictive covenants contained in the senior note and revolving credit facility loan agreements, including restrictions on the payment of dividends, see Note 7 of Notes to Consolidated Financial Statements.

The Company had working capital of $183.4 million at December 31, 1997, and working capital of $162.4 million at December 31, 1996. Net cash provided by operating activities was $12.1 million, $49.1 million and $2.0 million in 1997, 1996 and 1995, respectively. The decrease in net cash provided by operating activities in 1997 compared to 1996 is primarily attributable to an increase in the Company's inventories of $18.6 million in 1997 from 1996 compared to a decrease in inventories of $20.2 million in 1996 from 1995.

Net cash (used in) provided by investing activities was ($49.4) million, ($30.6) million and $5.9 million in 1997, 1996 and 1995, respectively. Cash used during 1997 was primarily attributable to investment in capital expenditures which was mainly for the Charleston, South Carolina distribution facility. Cash used during 1996 was primarily attributable to investment in capital expenditures and partially offset by the change in investments of available cash to cash equivalents from short-term investments. Cash provided during 1995 was primarily attributable to the change in investments of available cash from a net reduction in short-term investments to cash equivalents and partially offset by investments in capital expenditures. See Note 2 of Notes to Consolidated Financial Statements for definition of cash equivalents and short-term investments. The Company had capital expenditures of $49.7 million in 1997 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores), $40.9 million in 1996 (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores) and $6.8 million in 1995 (consisting primarily of new retail stores' fixtures and leasehold improvements, renovation of existing retail stores and distribution facilities' fixtures).

Net cash provided by (used in) financing activities was $56.6 million, ($39.6) million and $0.1 million in 1997, 1996 and 1995, respectively. During 1997, net cash was provided by a new $60.0 million debt placement. During 1996, the Company utilized its revolving credit facility to partially finance its capital expenditures, working capital needs and repurchases of common stock. The stock repurchases consisted of 2,234,637 shares of common stock from the Company's Chairman at $8.95 per share through a private purchase and 1,686,658 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of the repurchases was $39.7 million.

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

The Company's inventory purchases in 1997 were approximately 23% from Japanese factories and approximately 30% from German and Austrian factories combined. The significant portion of inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against potential foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency fluctuations on its business. These strategies are: (i) Currency risk sharing arrangements with the Company's Japanese suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases;
(iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 2000. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. Construction of the Company's 580,000 square foot distribution facility in Charleston, South Carolina commenced in the second quarter of 1996 and was completed in the latter part of 1997. Test shipments from this facility commenced late in the third quarter of 1997. The facility is undergoing extensive testing as well as staff hiring and training with the expectation to be fully operational during the latter part of 1998. Part of the proceeds from the $60 million unsecured senior notes issued in June 1997 were used to finance the balance of this capital commitment. The new facility should enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company anticipates certain transition costs in the mid-term which may impact earnings at that time. The Company also expects to begin depreciation of this facility in 1998.

During 1997 the Company opened 21 new retail stores, including 2 stores in Canada and closed 3. As of December 31, 1997, total retail store count increased to 152, including the three Canadian stores and the 5 stores planned for closure which were in operation at the end of 1997. The number of states in which the Company operates retail stores increased to 42 and the number of Canadian provinces to 3. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening between 10 and 15 new retail stores in each of 1998 and 1999. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additionally, as the Company expands its international operations, working capital will be required to fund increased inventories and accounts receivable.

The Company currently estimates that its aggregate capital expenditures and initial investments (including inventory) for stores in 1998 and 1999 will approximate up to $40 million. This includes the expansion of the Company's retail store network, expansion of its international operations and the completion of the new distribution facility in Charleston, South Carolina. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments
-------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 130.

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

Year 2000 Compliance
--------------------
Many installed computer systems are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in less than two years, computer systems used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is assessing its internal management information systems in order to identify and modify those systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continue, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes during this period and increased operating expenses. The increase in operating expenses is principally due to an increased percentage of fixed expenses that relate to retail stores and the additional incremental expense from new developing stores.

The following table shows certain unaudited quarterly consolidated financial information, and such information as a percentage of net sales, for the Company during the fiscal years 1997 and 1996. The unaudited quarterly consolidated financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the information shown. The operating results are not necessarily indicative of results for any future period.

                               QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
                            (Dollars in thousands, except per share data)

                                                                  Three Months Ended
                                --------------------------------------------------------------------------------------
                                     March 31               June 30              September 30           December 31
                                ------------------     ------------------     ------------------     ------------------
1997:
-----
Net sales                       $ 73,108      100%     $ 83,142      100%     $100,689      100%     $140,278      100%
Gross profit                      32,772      44.8       37,900      45.6       48,297      48.0       69,415      49.5
Selling, general and
  administrative expenses         32,061      43.9       34,891      42.0       36,276      36.0       47,269      33.7
Income from operations               711       1.0        3,009       3.6       12,021      12.0       22,146      15.8
Net income                           304       0.4        1,574       1.9        6,846       6.8       12,940       9.2
Basic and diluted net income
  per share of common stock     $   0.02       --      $   0.09       --      $   0.37       --      $   0.71       --

1996:
-----
Net sales                       $ 69,220      100%     $ 76,476      100%     $ 94,944      100%     $131,691      100%
Gross profit                      30,749      44.4       34,387      45.0       42,684      45.0       59,495      45.2
Selling, general and
  administrative expenses         28,872      41.7       31,193      40.8       30,995      32.7       39,287      29.9
Store closure charge                --         --         4,100       5.4          --        --           --        --
Income (loss) from operations      1,877       2.7         (906)     (1.2)      11,689      12.3       20,208      15.3
Net income (loss)                  1,007       1.5         (753)     (1.0)       6,839       7.2       11,957       9.1
Basic and diluted net income
  (loss) per share of common
  stock                         $   0.05       --      $  (0.03)      --      $   0.33       --      $   0.65       --


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

                                     ------


To The Board of Directors and Stockholders
Mikasa, Inc.


We have audited the accompanying consolidated balance sheets of Mikasa, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mikasa, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Newport Beach, California
March 3, 1998

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                             December 31,
                                                          1997         1996
                                                       ----------   ----------
                                    ASSETS:
Current assets:
  Cash and cash equivalents                            $   61,218   $   42,287
  Accounts receivable trade, net (Note 3)                  25,594       24,016
  Inventories (Note 4)                                    150,417      132,206
  Deferred income taxes (Note 8)                            2,339        2,535
  Prepaid expenses and other current assets                 5,220        5,078
                                                       ----------   ----------
          Total current assets                            244,788      206,122
  Property and equipment, net (Note 5)                    119,723       71,893
  Other assets                                                886        1,086
  Intangible assets, net (Note 6)                           5,036        4,880
                                                       ----------   ----------
          Total assets                                 $  370,433   $  283,981
                                                       ==========   ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings (Note 7)                       $   11,632   $    1,797
  Accounts payable                                         22,084       18,620
  Accrued expenses                                         23,126       17,395
  Income taxes payable (Note 8)                             4,516        5,925
                                                       ----------   ----------
          Total current liabilities                        61,358       43,737
Deferred income taxes (Note 8)                              2,983        1,672
Notes payable (Note 7)                                    110,000       60,000
                                                       ----------   ----------
          Total liabilities                               174,341      105,409
                                                       ----------   ----------
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, undesignated, $0.01 par value;
    authorized 20,000 shares; none issued and
    outstanding (Note 11)                                    --           --
Common stock, $0.01 par value; authorized
    80,000 shares; issued and outstanding
    18,359 shares at December 1997 and
    1996 (Note 11)                                         49,532       49,532
Cumulative translation adjustment                          (1,205)         185
Retained earnings                                         187,470      168,560
                                                       ----------   ----------
                                                          235,797      218,277
Less treasury stock, 3,921 shares, at cost                 39,705       39,705
                                                       ----------   ----------
          Total stockholders' equity                      196,092      178,572
                                                       ----------   ----------
          Total liabilities and stockholders' equity   $  370,433   $  283,981
                                                       ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                            For The Years Ended December 31,
                                             1997         1996         1995
                                           --------     --------     --------
Net sales (Note 2)                         $397,217     $372,331     $362,453
Cost of sales                               208,833      205,016      200,399
                                           --------     --------     --------

         Gross profit                       188,384      167,315      162,054
Selling, general and administrative
  expenses                                  150,497      130,347      112,845
Store closure charge                           --          4,100         --
                                           --------     --------     --------
         Income from operations              37,887       32,868       49,209
Interest expense, net (Note 8)                2,205        1,437          510
                                           --------     --------     --------
         Income before income taxes          35,682       31,431       48,699
Income tax provision (Note 9)                14,018       12,381       18,927
                                           --------     --------     --------

         Net income                        $ 21,664     $ 19,050     $ 29,772
                                           ========     ========     ========

Basic and diluted net income per share
  of common stock (Note 14)                $   1.18     $   0.91     $   1.34
                                           ========     ========     ========

Weighted average number of Diluted shares
  of common stock and common stock
  equivalents outstanding                    18,445       20,934       22,298
                                           ========     ========     ========

Dividend per share of common stock         $   0.20     $   --       $   --
                                           ========     ========     ========









       The accompanying notes are an integral part of these consolidated financial statements.

                                    MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For The Years Ended December 31, 1997, 1996 And 1995
                                           (In thousands)

                                             Common Stock     Cumulative
                                             ------------     Translation  Retained    Treasury
                                           Shares    Amount   Adjustment   Earnings     Stock
                                           ------    ------   ----------   --------     -----
Balance, January 1, 1995                   22,280    49,532    $ 1,274    $ 119,738    $      0
Translation adjustment                       --        --         (248)        --          --
Net income                                   --        --         --         29,772        --
                                          -------   -------    -------    ---------    --------

Balance, December 31, 1995                 22,280    49,532      1,026      149,510           0
Translation adjustment                       --        --         (841)        --          --
Net income                                   --        --         --         19,050        --
Treasury stock purchased                   (3,921)     --         --           --       (39,705)
                                          -------   -------    -------    ---------    --------

Balance, December 31, 1996                 18,359    49,532        185      168,560           0
Translation adjustment                       --        --       (1,390)        --          --
Net income                                   --        --         --         21,664        --
Dividends paid                               --        --         --         (2,754)       --
                                          -------   -------    -------    ---------    --------

Balance, December 31, 1997                 18,359   $49,532    $(1,205)   $ 187,470    $(39,705)
                                          =======   =======    =======    =========    ========










        The accompanying notes are an integral part of these consolidated financial statements.

                                    MIKASA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                                                     For The Years Ended December 31,
                                                                       1997        1996        1995
                                                                     --------    --------    --------
Cash flows from operating activities:
  Net income                                                         $ 21,664    $ 19,050    $ 29,772
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       6,777       5,000       3,691
    (Decrease) increase in allowance for uncollectible accounts           (23)        149         (55)
    (Increase) decrease in accounts receivable, trade                  (1,893)     (1,034)      2,057
    (Increase) decrease in inventories                                (18,631)     20,234     (34,934)
    (Increase) decrease in prepaid expenses, other
      current assets and other assets                                    (266)        283         120
    Increase (decrease) in accounts payable and
      accrued expenses                                                  4,328       5,682        (929)
    (Decrease) increase in income  taxes payable                       (1,390)        886       2,004
    Increase (decrease) in deferred income taxes                        1,506      (1,156)        265
                                                                     --------    --------    --------
      Net cash provided by operating activities                        12,072      49,094       1,991
                                                                     --------    --------    --------
Cash flows from investing activities:
  Capital expenditures                                                (49,671)    (40,858)     (6,761)
  Purchases of short-term investments                                    --          --       (27,000)
  Sales of short-term investments                                        --        10,000      38,000
  Decrease in notes receivable                                            232         284       1,706
                                                                     --------    --------    --------
      Net cash (used in) provided by investing activities             (49,438)    (30,574)      5,945
                                                                     --------    --------    --------
Cash flows from financing activities:
  Long-term borrowings under note agreements                           60,000        --          --
  Net payments of short-term borrowings                                  (179)         73          99
  Increase in debt issuance costs                                        (422)       --          --
  Purchase of treasury stock                                             --       (39,705)       --
  Dividends paid                                                       (2,754)       --          --
                                                                     --------    --------    --------
      Net cash provided by (used in) financing activities              56,645     (39,632)         99
                                                                     --------    --------    --------
      Effect of exchange rate changes on cash and cash equivalents       (348)       (327)       (194)
                                                                     --------    --------    --------
      Net increase (decrease) in cash and cash equivalents             18,931     (21,439)      7,841

Cash and cash equivalents, beginning of year                           42,287      63,726      55,885
                                                                     --------    --------    --------
Cash and cash equivalents, end of year                               $ 61,218    $ 42,287    $ 63,726
                                                                     ========    ========    ========
Supplemental disclosures of cash flow and non-cash
  investing and financing activities:
  Interest paid                                                      $  5,706    $  3,484    $  4,107
  Income taxes paid                                                  $ 13,635    $ 10,831    $ 16,714

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General:

Mikasa, Inc. ("Mikasa" or the "Company") is a leading designer, developer and marketer of quality tabletop products. The Company's wide range of products includes ceramic dinnerware, crystal stemware, stainless steel flatware, gifts and decorative accessories for the home. The Company markets its products in the United States and internationally to retail accounts, including department stores, specialty retail stores and mass merchants, and through Company-owned retail stores.

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

Other intangible assets consist of loan costs to obtain financing and are amortized over the terms of the related loans using the straight-line method.

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

STOCK-BASED COMPENSATION: During 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 13 to the Company's financial statements.

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

REVENUES: Revenues are recognized upon shipment of product to customers. Sales allowances, including cooperative advertising allowances, of $7,143,000, $8,223,000 and $7,596,000 in 1997, 1996 and 1995, respectively, are accounted for as a reduction of sales.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically hedges against foreign currency exposures using forward exchange contracts to cover identified inventory purchase commitments. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled. At December 31, 1997, approximately $3,000,000 of forward exchange contracts hedging such commitments were outstanding.

BASIC NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS: The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share effective December 31, 1997. This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted earnings per share, is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with this statement. See Note 14 "Earnings Per Share."

3. Accounts Receivable, Trade:

Receivables are net of allowances for uncollectible accounts of $740,000 and $763,000 at December 31, 1997 and 1996, respectively.

4. Inventories:

     Inventories consist of the following (in thousands):

                                                             December 31,
                                                          1997         1996
                                                       ----------   ----------
    Merchandise inventory:
      United States                                    $  115,576   $  108,373
      International                                        12,210        8,379
    Inventory in-transit                                   22,631       15,454
                                                       ----------   ----------
                                                       $  150,417   $  132,206
                                                       ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment:

     Property and equipment, at cost, consist of the following (in thousands):

                                                             December 31,
                                                          1997         1996
                                                       ----------   ----------
    Buildings and improvements                         $   68,193   $   41,644
    Furniture and fixtures                                 51,905       30,245
    Leasehold improvements                                 20,354       18,571
                                                       ----------   ----------
                                                          140,452       90,460
      Less, accumulated depreciation and amortization     (29,775)     (23,604)
                                                       ----------   ----------
                                                          110,677       66,856
    Land                                                    9,046        5,037
                                                       ----------   ----------
                                                       $  119,723   $   71,893
                                                       ==========   ==========

Depreciation and amortization expense for property and equipment amounted to $6,511,000, $4,753,000 and $3,445,000 for the years ended December 31, 1997,
1996 and 1995, respectively. The Company capitalized interest related to construction of the new distribution center in South Carolina at its cost of funds. The capitalized interest amounted to $2,994,000 and $711,000 for the years ended December 31, 1997 and 1996, respectively, and will be depreciated over the estimated useful lives of the distribution center's assets.

6. Intangible Assets:

     Intangible assets consist of the following (in thousands):


                                                             December 31,
                                                          1997         1996
                                                       ----------   ----------
    Goodwill                                           $    5,949   $    5,949

    Other intangible assets                                 1,488        1,066
                                                       ----------   ----------
                                                            7,437        7,015
      Less, accumulated amortization                       (2,401)      (2,135)
                                                       ----------   ----------
                                                       $    5,036   $    4,880
                                                       ==========   ==========

Amortization expense for intangible assets amounted to $266,000, $247,000 and $246,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable:

     Notes payable consist of the following (in thousands):

                                                             December 31,
                                                          1997         1996
                                                       ----------   ----------
    Short-term borrowings                              $   11,632   $    1,797
    Senior notes                                          110,000       60,000
                                                       ----------   ----------
                                                          121,632       61,797
    Less current portion                                   11,632        1,797
                                                       ----------   ----------
    Non-current portion                                $  110,000   $   60,000
                                                       ==========   ==========

In May 1993, the Company entered into an unsecured revolving credit agreement with two banks in the amount of $50,000,000. The maturity date is May 19, 2000, subject to automatic extensions of one year beyond the current maturity date at the end of each year unless either bank delivers a notice of intention not to extend the maturity date. At December 31, 1997, there were no acceptances payable and $9,900,000 of this credit facility was used for open letters of credit and $40,100,000 of the line of credit was unused and available. Borrowings in the form of loans bear interest at the higher of the lead bank's "Base Rate" or the Federal Funds Rate plus 0.5%. At December 31, 1997, the interest rate in effect was 8.5%. Borrowings in the form of acceptances bear interest at the lead bank's quoted treasury rate for comparable time periods and amounts plus 0.5%. The interest rate in effect at December 31, 1997 was 5.8%.

In May 1993, the Company concurrently entered into Senior Note agreements in the amount of $60,000,000 through a private placement of debt which bears interest at 6.66% per annum and is unsecured. The principal is due in equal annual installments of $10,000,000 from 1998 through 2003.

In June 1997, the Company entered into Senior Note agreements in the amount of $60,000,000 through a private placement of debt which bears interest at 7.38% per annum and is unsecured. The principal is due in equal annual installments of $15,000,000 from 2004 through 2007.

Under the terms of the 1993 unsecured revolving credit and Senior Note agreements, the Company is required to maintain certain financial ratios. The most restrictive covenant requires the Company to maintain a minimum ratio of income before interest, income taxes and fixed charges to interest and fixed charges of 1.5 to 1.0. The Company's revolving credit and Senior Note agreements contain restrictive covenants regarding cash distributions to stockholders, including the payment of dividends. Such cash distributions made or authorized since December 31, 1996 shall not exceed $35,000,000 plus 65% of the aggregate consolidated net income (or in the case of a consolidated net loss, minus 100% of such net loss) for the period commencing on December 31, 1996 and ending on the date such a distribution would be made, provided no event of default exists or otherwise would exist.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1997, a subsidiary of the Company had a line of credit, which was unused and available, expiring in November 1998, unless renewed, totaling approximately $5,400,000. The interest rate at December 31, 1997, was 1.625% and any borrowings would be collateralized primarily by buildings and land.

Another subsidiary of the Company had unsecured short-term borrowings of $1,632,000 and $1,797,000 at December 31, 1997 and 1996, respectively, under a line of credit totaling approximately $1,800,000. The borrowings bear interest at 7.0% at December 31, 1997 and expire December 31, 1998.

The fair values of the Company's notes payable were estimated based on current rates offered to the Company for similar debt of the same remaining maturity and approximate market at December 31, 1997.

     Maturities of notes payable for the years ended December 31 are as follows (in thousands):

                1998                     $  11,632
                1999                        10,000
                2000                        10,000
                2001                        10,000
                2002                        10,000
                Thereafter                  70,000
                                         ---------
                                         $ 121,632
                                         =========

Interest expense for the periods presented is net of interest income of $4,456,000, $2,776,000 and $3,732,000 for the years ended December 31, 1997,
1996 and 1995, respectively. The weighted average interest rate on short-term notes payable to banks was 7.0%, 6.2% and 5.6% for the years ended December 31, 1997, 1996 and 1995, respectively.

8. Income Taxes:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income tax provision consists of (in thousands):


                                            For The Years Ended December 31,
                                             1997         1996         1995
                                           --------     --------     --------
    Current:
      Federal                              $  9,475     $ 11,114     $ 15,566
      State                                   1,347        1,394        2,299
      Foreign                                 1,690        1,029          797
                                           --------     --------     --------
                                             12,512       13,537       18,662
                                           --------     --------     --------
    Deferred:
      Federal                                 1,379       (1,019)         206
      State                                     127         (137)          59
                                           --------     --------     --------
                                              1,506       (1,156)         265
                                           --------     --------     --------
              Income tax provision         $ 14,018     $ 12,381     $ 18,927
                                           ========     ========     ========

     The components of the provision for deferred income taxes are as follows (in thousands):

                                            For The Years Ended December 31,
                                             1997         1996         1995
                                           --------     --------     --------
    Allowance for doubtful accounts        $    (15)    $    (58)    $     21
    Capitalized inventory costs                  29            9         (108)
    Book/tax difference in depreciation      (1,310)         208           87
    Pension and other accrued expenses         (198)      (1,490)         240
    State taxes, net of federal benefit         (12)         175           25
                                           --------     --------     --------
                                           $ (1,506)    $ (1,156)    $    265
                                           ========     ========     ========

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows (in thousands):

                                                          1997         1996
                                                       ----------   ----------
    Property and equipment                             $   (2,983)  $   (1,672)
    State income taxes                                        131          143
    Accounts receivable                                       283          298
    Inventories                                               622          593
    Pension and other accrued liabilities                   1,303        1,501
                                                       ----------   ----------
                                                       $     (644)  $      863
                                                       ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not record a valuation allowance against its deferred income tax assets in 1997 and 1996.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                               For The Years Ended December 31,
                                                 1997       1996       1995
                                               --------   --------   --------

    Tax provision at the federal statutory rate    35.0%      35.0%      35.0%
    State tax provision, net of federal income
      tax benefit                                   3.0        2.8        3.2
    Other                                           1.3        1.6        0.7
                                               --------   --------   --------
    Effective income tax rate for the year         39.3%      39.4%      38.9%
                                               ========   ========   ========

9. Commitments And Contingencies:

LEASES: The Company is a lessee under long-term noncancellable operating lease agreements for rental of office, warehouse, showroom and retail space. These operating leases expire at various dates and are subject to various renewal options and escalation clauses. The following is a tabulation of fixed minimum rental commitments, not including real estate taxes and other maintenance costs which are to be paid by the Company (in thousands):

                                           Minimum      Minimum
                                            Rental      Sublease
        Years Ending December 31,          Payments      Income         Net
        -------------------------          --------      ------         ---
                1998                       $ 25,560     $  1,313     $ 24,247
                1999                         25,719        1,313       24,406
                2000                         24,267        1,294       22,973
                2001                         21,859        1,267       20,592
                2002                         20,221        1,267       18,954
                Thereafter                   66,277        4,014       62,263
                                           --------     --------     --------
                                           $183,903     $ 10,468     $173,435
                                           ========     ========     ========

     Total rent expense under leases is comprised of the following (in thousands):

                                            For The Years Ended December 31,
                                             1997         1996         1995
                                           --------     --------     --------
    Total rent expense                     $ 23,455     $ 20,526     $ 17,401
    Sublease income                          (1,313)      (1,321)      (1,246)
                                           --------     --------     --------
              Net rent expense             $ 22,142     $ 19,205     $ 16,155
                                           ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENSION PLAN: The Company has a noncontributory defined benefit pension plan covering substantially all United States employees. The benefits are based on years of service and compensation during the employee's highest compensated five consecutive years of employment. The Company's funding policy is to pay at least the minimum funding requirement under the Employee Retirement Income Security Act of 1974. The following table sets forth the plan's funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of income for the years ended December 31, 1997, 1996, 1995, which have been calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

The funded status of the plan at December 31, was (in thousands):

                                                          1997         1996
                                                       ----------   ----------
    Accumulated benefit obligation, including
      vested benefits of $8,017 (1997) and $6,308
      (1996)                                           $   (8,337)  $   (6,643)
                                                       ==========   ==========

    Projected benefit obligation for services
      rendered to date                                 $  (11,921)  $  (10,166)
    Plan assets at fair value, primarily stocks and
      U.S. government                                      15,306       13,075
                                                       ----------   ----------
    Projected benefit obligation less than plan assets      3,385        2,909
    Unrecognized (gain) loss                               (3,076)      (1,773)
    Prior service cost not yet recognized in net
      periodic pension cost                                  (380)        (409)
    Unrecognized net assets as of January 1, 1988,
      being amortized over 15 years                            (5)          (6)
                                                       ----------   ----------
    Prepaid pension cost                               $      (76)  $      721
                                                       ==========   ==========

     Net pension cost includes the following components (in thousands):

                                            For The Years Ended December 31,
                                             1997         1996         1995
                                           --------     --------     --------
    Benefits earned during the year        $  1,174     $  1,443     $    945
    Interest cost on projected benefit
      obligation                                689          675          552
    Actual return on plan assets             (2,382)      (1,458)      (1,586)

    Net amortization and deferral             1,316          614          941
                                           --------     --------     --------
    Net amortization and deferral          $    797     $  1,274     $    852
                                           ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following assumptions were used to develop the pension information:


                                               1997         1996         1995
                                             --------     --------     --------
    Discount rate                              7.00%        7.50%        7.00%
    Rate of increase in future
      compensation levels                      5.00%        5.00%        5.00%
    Expected long-term rate of
      return on assets                         7.50%        7.00%        7.00%


PROFIT-SHARING PLAN/401(K): The profit-sharing plan/401(k) (the "Plan") is a discretionary plan covering substantially all United States employees of the Company. The Plan is a defined contribution plan in which eligible employees may voluntarily elect to contribute "before-tax" dollars (deferred employee compensation) up to the lesser of 10% of their compensation or $9,500, the Internal Revenue Service's maximum, for the year ended December 31, 1997. The Company contributes an amount equal to 25% of the first 6% of each employee's contribution.

The Company's cost of the Plan was $339,000, $322,000 and $301,000 in 1997, 1996
and 1995, respectively.

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

LETTERS OF CREDIT: At December 31, 1997, the Company was contingently liable for open letters of credit of approximately $9,900,000.

10. Store Closures Charge:

During the second quarter ended June 30, 1996, the Company elected to close ten stores that were not performing up to its expectations. The Company recognized an estimated $4,100,000 in nonrecurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996. The store closure charges consist primarily of the estimated costs to terminate the related leases of the stores selected for closure. The actual amounts and timing of remaining closures will be determined through agreements with the lessors. At December 31, 1997, $2,600,000 of the store closure charges are included in Accrued Expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity:

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

12. Related Party Transactions:

The Company leases a retail store from two of its officers and directors. The lease expires on August 31, 1999, with no renewal options. The Company paid these officers and directors $154,000, $148,000 and $148,000 in lease costs during 1997, 1996 and 1995, respectively.

13. Stock Option Plans:

On March 17, 1994, the Company adopted and approved its Long-Term Incentive Plan, which plan was amended on December 18,1996. Under this plan, the number of shares of the Company's common stock to be granted or subject to options or rights may not exceed 2,225,000 and no participant may be granted, in the aggregate, awards that would result in the employee receiving more than 25% of the maximum number of shares of common stock available for award under the Long-Term Incentive Plan. The plan provides that the exercise price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond 10 years from that date. Options vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant for grants issued during 1994, 1995, 1996 and 1997. No compensation expense was recognized during 1997.

The range of exercise prices for options outstanding as of December 31, 1997 is $10.375 to $16.00. A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the year ended on those dates is presented below:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             1997                  1996                  1995
                                     --------------------   -------------------   -------------------
                                                Wgtd. Avg             Wgtd. Avg             Wgtd. Avg
                                      Shares   Exer. Price   Shares  Exer. Price   Shares  Exer. Price
                                      ------   -----------   ------  -----------   ------  -----------
Outstanding at beginning of year    1,051,000    $12.36      482,000    $14.81     95,000    $15.75
Granted                               330,000     14.00      585,000     10.38    394,000     14.60
Exercised                                --        --           --        --         --        --
Canceled                              (20,500)    13.38      (16,000)    13.92     (7,000)    15.91
                                   ----------    ------   ----------    ------   --------    ------

Outstanding at end of year          1,360,500    $12.74    1,051,000    $12.36    482,000    $14.81
                                   ==========    ======   ==========    ======   ========    ======

Options exercisable at year-end       741,750    $13.10      279,250    $14.97     46,250    $15.75
                                   ==========    ======   ==========    ======   ========    ======

Options available for future grant    864,500              1,174,000            1,743,000
                                   ==========             ==========            =========
Weighted average fair value of
options granted during the year    $     5.39             $     3.93            $    5.14
                                   ==========             ==========            =========
Weighted average remaining
contractual life in years                   9                      9                    9
                                   ==========             ==========            =========

On May 25, 1995, the Company adopted and approved its Non-Employee Directors Stock Option Plan. Under this plan, the number of shares of common stock of the Company to be granted or subject to options or rights may not exceed 100,000. Each non-employee director shall automatically receive an option at each annual shareholders' meeting to purchase all or part of 2,500 shares of common stock. The plan provides that the exercise price of the options shall be 100% of the fair market value of the common stock on the date of grant. Options expire 10 years after the date of grant. During 1997, 1996 and 1995, options to purchase 5,000 shares of common stock were granted at an exercise price of $11.875, $11.875 and $13.50, respectively, options issued under this plan vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant. At December 31, 1997, 85,000 shares were available for the granting of additional options. During 1996 no options were exercised or surrendered and no compensation expense was recognized.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's grants for stock-based

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data). In determining the fair value, the Company used the Modified Black-Scholes American model, assumed a dividend of $0.20 per year beginning with quarterly payments in April 1997, an expected life of eight years for all grants, an expected volatility of 22.6% and a risk free interest rate of 6.5% for all years, (in thousands):

                                             1997         1996         1995
                                           --------     --------     --------
         Net income as reported            $ 21,664     $ 19,050     $ 29,772
                                           ========     ========     ========
         Proforma                          $ 19,857     $ 16,962     $ 27,944
                                           ========     ========     ========
         Diluted net income per share
           as reported                     $   1.18     $   0.91     $   1.34
                                           ========     ========     ========
         Proforma                          $   1.08     $   0.81     $   1.25
                                           ========     ========     ========

14. Net Income Per Share:

(in thousands):

                                             1997         1996         1995
                                           --------     --------     --------
Basic net income per share:
Numerator:
Net income available to common
  stockholders                             $ 21,664     $ 19,050     $ 29,772
                                           ========     ========     ========
Denominator:
  Average common shares outstanding          18,359       20,894       22,280
                                           ========     ========     ========
Diluted net income per share:
Numerator:
  Net income available to common
    shareholders                           $ 21,664     $ 19,050     $ 29,772
                                           ========     ========     ========
Denominator:
  Denominator - Basic net income
    per share                                18,359       20,894       22,280
  Effect of dilutive securities
    Common stock options                         86           40           18
                                           --------     --------     --------
                                             18,445       20,934       22,298
                                           ========     ========     ========

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

The information concerning compliance with section 16 of the Securities and Exchange Act of 1934 required by this Item is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


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


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and also under the caption "Certain Transactions" and is incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          (1) Financial Statements:

              Report of Independent Accountants
              Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Income For The Years Ended
                December 31, 1997, 1996 and 1995
              Consolidated Statements of Stockholders' Equity For The Years
                Ended December 31, 1997, 1996 and 1995
              Consolidated Statements of Cash Flows For The Years Ended
                December 31, 1997, 1996 and 1995
              Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

              The following financial statement schedule of Mikasa, Inc. and Subsidiaries for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mikasa, Inc. and Subsidiaries.

         Schedule                                                    Page
         --------                                                    ----
           II          Valuation and Qualifying Accounts              48

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

      Exhibit No.                       Description
      ----------                        -----------
         *3.1    --   Restated Certificate of Incorporation of Registrant
         *3.2    --   By-laws of the Registrant
         *4.1    --   Specimen certificate for shares of Common Stock of the
                      Registrant
          4.2    --   Note Purchase Agreements dated as of June 4, 1997 by and
                      among Mikasa, Inc., American Commercial, Incorporated and
                      various Noteholders with Notes issued thereunder,
                      incorporated by reference to exhibit 4.2 filed with the
                      Registrant's Form 10-Q filed May 14, 1997
          4.3    --   Amendment dated June 4, 1997 to Note Purchase Agreements
                      dated May 1, 1993 by and among Mikasa, Inc., American
                      Commercial, Incorporated and various Noteholders with Notes issued thereunder, incorporated by reference to exhibit 4.3 filed with the Registrant's Form 10-Q filed
                      November 14, 1997

      Exhibit No.                       Description
      ----------                        -----------
        *10.2    --   Management Agreement dated December 31, 1992 by and
                      between American Commercial, Incorporated and Mikasa
                      Nagoya Holdings, Inc.
        *10.4    --   Partnership Agreement for Mikasa Europe Distribution
                      GmbH & Co. KG (German copy and English translation)
        *10.5    --   Note Purchase Agreements dated as of May 1, 1993 by and
                      among Mikasa, Inc., American Commercial, Incorporated and
                      various Noteholders with Notes issued pursuant thereto
        *10.6    --   Revolving Credit Agreement dated May 19, 1993 by and
                      among Mikasa, Inc., American Commercial, Incorporated,
                      The First National Bank of Boston and The Tokai Bank,
                      Ltd. with Notes issued pursuant thereto
         10.7    --   Mikasa, Inc. Long-Term Incentive Plan (Amended and
                      Restated as of December 18, 1996) incorporated by
                      reference to exhibit 10.7 filed with the Registrant's
                      Form 10-K filed March 31, 1997
        *10.8    --   Lease between The Equitable Life Assurance Society of the
                      United States and American Commercial, Incorporated for
                      the lease of premises at 20633 South Fordyce Street,
                      Long Beach, California
        *10.10   --   Lease between Main Street Associates and Tabletop
                      Merchandisers, Inc. for lease of premises at 93-95 Main
                      Street, Flemington, New Jersey
       **10.12   --   Mikasa, Inc. Non-Employee Directors Stock Option Plan
         10.13   --   Stock Purchase Agreement dated August 6, 1996, between
                      Alfred J. Blake and Mikasa, Inc., incorporated by
                      reference to exhibit (c) (1) filed with the Registrant's
                      Issuer Tender Offer Statement on Schedule 13E-4 filed
                      August 8, 1996
         10.14   --   Employment and Consulting Agreement dated August 6, 1996,
                      between Alfred J. Blake and American Commercial,
                      Incorporated and Mikasa, Inc., incorporated by reference
                      to exhibit (c) (2) filed with the Registrant's Issuer
                      Tender Offer Statement on Schedule 13E-4 filed August 8,
                      1996
         21.1    --   Subsidiaries of the Registrant
         23.1    --   Consent of Coopers & Lybrand
         27      --   Financial Data Schedule
         99      --   Offer to Purchase, dated August 8, 1996, incorporated by
                      reference to exhibit (a) (1) filed with the Registrant's
                      Issuer Tender Offer Statement on Schedule 13E-4 filed
                      August 8, 1996

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

  ** Incorporated by reference to the exhibit filed with the Registrant's
     Registration Statement on Form S-8 (No. 33-93936) filed June 23, 1995.

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.


                                    MIKASA, INC.


                                    By:  /s/ Raymond B. Dingman
                                        ---------------------------------
                                        Raymond B. Dingman
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1998.


       Signature                            Title(s)
       ---------                            --------


/s/ Alfred J. Blake                Chairman of the Board
-------------------------------
Alfred J. Blake


/s/ Raymond B. Dingman             President, Chief Executive Officer and
-------------------------------    Director (Principal Executive Officer)
Raymond B. Dingman


/s/ Brenda W. Flores               Vice President, and Chief Financial Officer
-------------------------------    (Principal Financial and Accounting Officer)
Brenda W. Flores


/s/ Norman R. Higo                 Director
-------------------------------
Norman R. Higo


/s/ Joseph S. Muto                 Director
-------------------------------
Joseph S. Muto


/s/ Anthony F. Santarelli          Director
-------------------------------
Anthony F. Santarelli

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                     -----


To The Board of Directors and Stockholders
Mikasa, Inc.


Our report on the consolidated financial statements of Mikasa, Inc. and Subsidiaries is included on page 22 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 49 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.




Newport Beach, California
March 3, 1998


                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                           (In thousands)

                                                       Additions
                                                        Charged
                                         Balance at    to Costs                  Balance
                                         Beginning        and                   at End of
          Description                    of Period     Expenses    Deductions    Period
          -----------                    ---------     --------    ----------    ------
                                                                      (a)
Year Ended December 31, 1995
Reserves deducted from assets to
  which they apply:
    Allowance for uncollectible accounts
      receivable                            $669        $ (50)        $  5        $614

Year Ended December 31, 1996
Reserves deducted from assets to
  which they apply:
    Allowance for uncollectible accounts
      receivable                            $614        $ 460         $311        $763

Year Ended December 31, 1997
Reserves deducted from assets to
  which they apply:
    Allowance for uncollectible accounts
      receivable                            $763        $ 750         $773        $740



(a)  Accounts written off, net of recoveries

                                  MIKASA, INC.
                           Annual Report on Form 10-K
                                December 31, 1996

                                INDEX TO EXHIBITS



                                                                   Sequentially
                                                                     Numbered
Exhibit No.              Description                                   Page
--------------------------------------------------------------------------------
  21.1  --     Subsidiaries of the Registrant                           50

  23.1  --     Consent of Coopers & Lybrand L.L.P.                      53

  27    --     Financial Data Schedule                                  54

EXHIBIT 21.1
                                                   Dated as of December 31, 1997
                                                   -----------------------------

                                    SUBSIDIARIES OF MIKASA, INC.

                                                                                  Percentage
                                                                                   of Voting                   Names Under
                                      State of              States of                Stock                 Which Subsidiaries
           Company                  Incorporation         Qualification           (Securities)                Do Business
=================================  ===================  ==================  =========================   ============================
American Commercial,               California           New Jersey,         100% owned by               Mikasa
Incorporated ("ACI")                                    New York            Mikasa, Inc.                Mikasa Factory Store
                                                                                                        Studio Nova
                                                                                                        Christopher Stuart
                               SUBSIDIARIES OF ACI
Dinnerware Plus, (AL) Inc.         Delaware             Alabama             100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (AZ) Inc.         Delaware             Arizona             100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (CA) Inc.         Delaware             California          100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (CO) Inc.         Delaware             Colorado            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (CT) Inc.         Delaware             Connecticut         100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (DE) Inc.         Delaware             Delaware            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (GA) Inc.         Delaware             Georgia             100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (HI) Inc.         Delaware             Hawaii              100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (ID) Inc.         Delaware             Idaho               100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (IA) Inc.         Delaware             Iowa                100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (IL) Inc.         Delaware             Illinois            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (IN) Inc.         Delaware             Indiana             100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (KS) Inc.         Delaware             Kansas              100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (KY) Inc.         Delaware             Kentucky            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (LA) Inc.         Delaware             Louisiana           100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (MA) Inc.         Delaware             Massachusetts       100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (Maine)           Delaware             Maine               100% owned by ACI           Mikasa
Inc.                                                                                                    Mikasa Factory Store
Dinnerware Plus, (MD) Inc.         Delaware             Maryland            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store





Dinnerware Plus, (Missouri)        Delaware             Missouri            100% owned by ACI           Mikasa
Inc.                                                                                                    Mikasa Factory Store
Dinnerware Plus, (MI) Inc.         Delaware             Michigan            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (MN) Inc.         Delaware             Minnesota           100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (MS) Inc.         Delaware             Mississippi         100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (N.C.)            Delaware             North               100% owned by ACI           Mikasa
Inc.                                                    Carolina                                        Mikasa Factory Store
Dinnerware Plus, (NE) Inc.         Delaware             Nebraska            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (NH) Inc.         Delaware             New                 100% owned by ACI           Mikasa
                                                        Hampshire                                       Mikasa Factory Store
Dinnerware Plus, (NM) Inc.         Delaware             New Mexico          100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (NV) Inc.         Delaware             Nevada              100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (OH) Inc.         Delaware             Ohio                100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (OK) Inc.         Delaware             Oklahoma            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (OR) Inc.         Delaware             Oregon              100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (RI) Inc.         Delaware             Rhode               100% owned by ACI           Mikasa
                                                        Island                                          Mikasa Factory Store
Dinnerware Plus, (SC) Inc.         Delaware             South               100% owned by ACI           Mikasa
                                                        Carolina                                        Mikasa Factory Store
Dinnerware Plus, (Texas)           Delaware             Texas               100% owned by ACI           Mikasa
Inc.                                                                                                    Mikasa Factory Store
Dinnerware Plus, (TN) Inc.         Delaware             Tennessee           100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (UT) Inc.         Delaware             Utah                100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (VA) Inc.         Delaware             Virginia            100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (VT) Inc.         Delaware             Vermont             100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (WA) Inc.         Delaware             Washington          100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Dinnerware Plus, (WI) Inc.         Delaware             Wisconsin           100% owned by ACI           Mikasa
                                                                                                        Mikasa Factory Store
Christopher Stuart                 Delaware             California,         100% owned by ACI           Mikasa
Galleries, Inc.                                         New Jersey                                      Mikasa Factory Store
Houseware Merchandisers,           Delaware             Florida,            100% owned by ACI           Mikasa
Inc.                                                    Pennsylvania                                    Mikasa Factory Store






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

                                SUBSIDIARY OF TMI

Dinnerware Plus, (NY) Inc.         Delaware             New York            100% owned by               Mikasa
                                                                            TMI                         Mikasa Factory Store

                               SUBSIDIARY OF MNHI

Mikasa Corporation                 Japan                None                100% owned by               Mikasa
                                                                            MNHI

                               SUBSIDIARIES OF MII

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

                                SUBSIDIARY OF MCI

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


Exhibit 23.1
                       CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statements of Mikasa, Inc. and subsidiaries on Form S-8 (File No. 33-93936) and Form S-8 (No. 33-83250) of our reports dated March 3, 1998 on our audits of the consolidated financial statements of Mikasa, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the three years ended in the period December 31, 1997, which reports are included in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.




Newport Beach, California
March 27, 1998