Form 10-Q
period 1998-03-31
MIKASA INC
filed 1998-05-15
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         _________

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

                                 (310) 886-3700
                           --------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No .....


           As of March 31, 1998, a total of 18,361,195 shares of the Registrant's Common Stock, $0.01 par value, was outstanding.





                            Exhibit Index on page 15

                                  MIKASA, INC.

                                TABLE OF CONTENTS


                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of                 3
                  March 31, 1998 and December 31, 1997

                  Consolidated Statements of Income                 4
                  for the three months ended March 31,
                  1998 and 1997

                  Consolidated Statements of Cash Flows             5
                  for the three months ended March 31,
                  1998 and 1997

                  Notes to Consolidated Financial                   6
                  Statements

          Item 2. Management's Discussion and Analysis              7
                  of Financial Condition and Results of
                  Operations

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                 13


          Signatures                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                     March 31,    December 31,
                                                       1998          1997
                                                    (Unaudited)
                    ASSETS
Cash and cash equivalents                            $  28,574    $  61,218
Accounts receivable trade, net                          27,167       25,594
Inventories                                            159,913      150,417
Prepaid expenses and other current assets                8,536        7,559
                                                     ---------    ---------
     Total current assets                              224,190      244,788
Property and equipment, net                            124,271      119,723
Notes receivable and other assets                          880          886
Intangible assets, net                                   4,964        5,036
                                                     ---------    ---------
     Total assets                                    $ 354,305    $ 370,433
                                                     =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                        $  11,312    $  11,632
Accounts payable                                        15,383       22,084
Other current liabilities                               21,939       27,642
                                                     ---------    ---------
     Total current liabilities                          48,634       61,358
Deferred income taxes                                    2,983        2,983
Notes payable                                          110,000      110,000
                                                     ---------    ---------
     Total liabilities                                 161,617      174,341
                                                     ---------    ---------
Preferred stock, undesignated, $0.01 par value;
  authorized 20,000 shares; none issued and
  outstanding                                             --           --
Common stock, $0.01 par value; authorized 80,000
  shares; issued and outstanding 18,361 and 18,359
  shares at March 1998 and December 1997,
  respectively                                          49,641       49,532
Cumulative translation adjustment                       (1,141)      (1,205)
Retained earnings                                      184,009      187,470
                                                     ---------    ---------
                                                       232,509      235,797
Less treasury stock, 3,930 and 3,921 shares at
  March 1998 and December 1997, respectively,
  at cost                                               39,821       39,705
                                                     ---------    ---------
     Total stockholders' equity                        192,688      196,092
                                                     ---------    ---------
     Total liabilities and stockholders' equity      $ 354,305    $ 370,433
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

                        MIKASA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)



                                                  For The Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     1998            1997
                                                  ----------      ----------

Net sales                                          $ 76,210        $ 73,108
Cost of sales                                        41,878          40,336
                                                   --------        --------
     Gross profit                                    34,332          32,772
Selling, general and
  administrative expenses                            37,870          32,061
                                                   --------        --------
     Income (loss) from operations                   (3,538)            711
Interest expense, net                                   649             216
                                                   --------        --------
     Income (loss) before income taxes               (4,187)            495
Income tax provision (benefit)                       (1,644)            191
                                                   --------        --------
     Net income (loss)                             $ (2,543)       $    304
                                                   ========        ========
Basic and diluted net income (loss) per
  share of common stock                            $  (0.14)       $   0.02
                                                   ========        ========
Weighted average number of shares
  of common stock outstanding
  and diluted shares of common stock                 18,513          18,370
                                                   ========        ========

Cash dividends per share of
  common stock                                     $   0.05        $   0.05
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

                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                   For The Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       1998          1997
                                                    -----------   ----------
Cash flows from operating activities:
  Net income (loss)                                   $ (2,543)   $    304
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                       2,104       1,397
     Changes in operating assets and liabilities       (24,671)    (14,639)
                                                      --------    --------

          Net cash used in operating activities        (25,110)    (12,938)
                                                      --------    --------

Cash flows from investing activities:
   Capital expenditures                                 (6,343)    (14,477)
   Decrease in notes receivable                             23          92
                                                      --------    --------

          Net cash used in investing activities         (6,320)    (14,385)
                                                      --------    --------

Cash flows from financing activities:
   Net decreases in short term borrowings                 (320)       (452)
   Purchase of treasury stock                             (115)       --
   Sale of common stock from exercise of
     stock options                                         109        --
   Dividends paid                                         (918)       --
                                                      --------    --------
          Net cash used in financing activities         (1,244)       (452)
                                                      --------    --------

          Effect of exchange rate changes on cash
            and cash equivalents                            30        (115)
                                                      --------    --------

          Net decrease in cash and cash equivalents    (32,644)    (27,890)

Cash and cash equivalents, beginning of period          61,218      42,287
                                                      --------    --------

Cash and cash equivalents, end of period              $ 28,574    $ 14,397
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

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                    (In thousands, except per share data)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    Income Taxes:

      For the three months ended March 31, 1998, the income tax benefit has been provided at an estimated annual rate of 39.3% of loss before taxes. For the three months ended March 31, 1997, income taxes have been provided at an estimated annual rate of 38.6% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $724 at March 31, 1998 and $740 at December 31, 1997.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $31,808 at March 31, 1998 and $29,775 at December 31, 1997.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,473 at March 31, 1998 and $2,401 at December 31, 1997.

6.    Declaration of Dividend:

      On March 23, 1998, the Company declared a quarterly dividend of $0.05 per share or $918 on its common stock to stockholders of record on April 3,1998, payable on April 13, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
      The following table sets forth certain financial and operations data for the periods indicated:

                         (Dollar amounts in thousands)

                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   1998           1997
                                                ----------    -----------
Net Sales by Channel of Distribution:
Direct to consumers                            $    44,162    $    39,062
Retail accounts                                     25,718         28,981
International                                        6,330          5,065
                                               -----------    -----------
     Total                                     $    76,210    $    73,108
                                               ===========    ===========

U.S. Operations Data:
Stores open at beginning of period                     149            133
Stores opened during period                              0              5
Stores closed during period                              2              2
                                               -----------    -----------

Stores open at end of period (1)                       147            136
                                               ===========    ===========
(1)  Stores in Canada open at end of
     period were 4 in 1998 and 1 in 1997

Percentage increase in comparable
  store net sales                                      0.9%           2.9%


                                                     As Of March 31,
                                                -------------------------
                                                   1998           1997
                                                ----------     ----------

Total store gross square footage                 1,483,200      1,291,400


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      NET SALES. Net sales for the three months ended March 31, 1998 (the "current period") were $76.2 million, an increase of $3.1 million or 4.2% from net sales of $73.1 million for the three months ended March 31, 1997 (the "prior period"). This increase is primarily attributable to an increase in sales of $5.1 million through the direct to consumers channel of distribution, resulting from the growth in the retail store network. Sales from relocated and new retail stores open less than twelve months accounted for $5.0 million of the increase.

Increase in sales through the international channel of distribution was $1.3 million, while the retail accounts channel of distribution decreased in sales by $3.3 million. During the quarter, the Company began to divert large shipments from overseas suppliers to its new distribution facility in Charleston, South Carolina. As a result, the order volume at this facility substantially increased. This combination of inbound shipments and customer orders pushed the Charleston facility beyond its capacity at that time. In certain instances, the Company was unable to fill orders from some retail accounts customers and some of its retail stores in full and on time. These servicing problems negatively impacted sales for the retail accounts and direct to consumers channels of distribution.

      GROSS PROFIT. Gross profit for the current period was $34.3 million, an increase of $1.6 million or 4.8% over the prior period's gross profit of $32.8 million. Gross profit as a percentage of net sales increased to 45.1% in the current period from 44.8% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the direct to consumers and international channels of distribution.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the current period were $37.9 million, an increase of $5.8 million or 18.1% over the prior period of $32.1 million. As a percentage of net sales, such expenses increased to 49.7% in the current period from 43.9% in the prior period. During the current period, expenses associated with relocated and new stores open less than twelve months accounted for $2.5 million of the increase. Operating expenses were impacted by the inbound shipments and customer order difficulties encountered by the new Charleston, South Carolina distribution facility as discussed in Net Sales above. Startup costs of $1.7 million associated with this facility as well as the inability of the Company to shed certain expenses as rapidly as projected because of the new facility's problems noted above also impacted operating expenses.

      INCOME (LOSS) FROM OPERATIONS. Loss from operations in the current period was ($3.5) million, a decrease of $4.2 million from the prior period's income from operations of $0.7 million. This represented a decrease as a percentage of net sales to (4.6%) in the current period from 1.0% in the prior period.

      INTEREST EXPENSE, NET. Net interest expense was $0.6 million in the current period, an increase of $0.4 million from the prior period of $0.2 million. This reflects the increased interest expense from the new $60 million private placement of debt partially offset by increased interest income from higher cash available.

Liquidity and Capital Resources
-------------------------------
      Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $60.0 million in unsecured senior notes placed with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually and mature in May 2003. Principal payments on these notes of $10.0 million per year will be due annually commencing in May 1998. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2000, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of March 31, 1998, $11.6 million had been used for letters of credit under the revolving credit facility. The balance of $38.4 million was unused and available. The Company's senior notes and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

      The Company had working capital of $175.6 million at March 31, 1998 and working capital of $183.4 million at December 31, 1997. Net cash used in operating activities was $25.1 million and $12.9 million for the three months ended March 31, 1998 and 1997, respectively. The increase in net cash used in operating activities is primarily attributable to increases in accounts receivable and inventory.

      Net cash used in investing activities was $6.3 million and $14.4 million in the three months ended March 31, 1998 and 1997, respectively. The Company made capital expenditures of $6.3 million and $14.5 million in the three months ended March 31, 1998 and 1997, respectively (consisting primarily of the expenditures for construction of the new distribution center in South Carolina, fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores).

      Pursuant to the Company's previously announced common stock repurchase program of up to $10 million of common stock, the Company has purchased 8,500 shares in the first quarter of 1998 at a total cost of $115,000.

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

      The Company has two primary distribution centers in the United States, located in Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 2000. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. Construction of the Company's 580,000 square foot distribution facility in Charleston, South Carolina commenced in the second quarter of 1996 and was completed in the latter part of 1997. Test shipments from this facility commenced late in the third quarter of 1997. The facility is undergoing extensive testing as well as staff hiring and training with the expectation to be fully operational during the latter part of 1998. Part of the proceeds from the $60 million unsecured senior notes issued in June 1997 were used to finance the balance of this capital commitment. The new facility should over time enable the Company to eliminate the need for offsite facilities in Long Beach and Secaucus and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long-term benefits. However, transition costs are currently negatively impacting operating results and are expected to continue to impact operating results in the mid-term. The Company also expects to begin depreciation of this new facility in the second quarter of 1998 which will impact earnings.

      During the first quarter of 1998, the Company opened one new retail store in Canada and closed two in the United States to end the quarter with 151 stores. The number of states in which the Company operates retail stores is 42 and the number of Canadian provinces is 3. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening between 10 and 15 new retail stores in each of 1998 and 1999. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

      The Company currently estimates that its aggregate capital expenditures and initial investments (including inventory) for stores in 1998 and 1999 will approximate up to $40 million. This includes the expansion of the retail store network, expansion of its international operations and the completion of the new distribution facility in Charleston, South Carolina. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments
-------------------
      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 131.

Year 2000 Compliance
--------------------
      Many installed computer systems are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than two years, computer systems used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is assessing its internal management information systems in order to identify and modify those systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

      The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to the opening of, new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continues, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes during this period and increased operating expenses. The increase in operating expenses is expected to be principally due to an increased percentage of fixed expenses that relate to retail stores and the additional incremental expense from new developing stores.

Forward-Looking Information
---------------------------
      Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties inherent in the Company's business. Those statements include statements related to the impact on future sales and profitability of the effort to bring the Company's new distribution facility on line, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, year 2000 compliance issues and future trends relating to seasonality. Actual results, performance levels or achievements may be materially different from any future results, performance levels or achievements expressed or implied by such forward-looking information. Actual results, performance levels and achievements will be dependent upon: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision (which are based on current estimates of closure costs); future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; and general economic risks and uncertainties.

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



                                    MIKASA, INC.
                                    (Registrant)





Date: May 15, 1998                   /s/ Raymond B. Dingman
                                    ---------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                     /s/ Brenda W. Flores
                                    ---------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                        Description                          Page
--------------------------------------------------------------------------------

   27               Financial Data Schedule                              16