Form 10-Q
period 1998-06-30
MIKASA INC
filed 1998-08-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
        ______________

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                     33-0099676
          --------------------------                          -------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

        20633 South Fordyce Ave., Long Beach, California             90810
        ------------------------------------------------            -------
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

            As of June 30, 1998, a total of 18,206,695 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.



                            Exhibit Index on Page 16

                                  MIKASA, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of                          3
                 June 30, 1998 and December 31, 1997

                 Consolidated Statements of Income                          4
                 for the three months ended June 30,
                 1998 and 1997, and six months ended
                 June 30, 1998 and 1997

                 Consolidated Statements of Cash Flows                      5
                 for the six months ended June 30, 1998
                 and 1997

                 Notes to Consolidated Financial                            6
                 Statements

         Item 2. Management's Discussion and Analysis                       7
                 of Financial Condition and Results of
                 Operations

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders       14

         Item 6. Exhibits and Reports on Form 8-K                          14

         Signatures                                                        15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                     June 30,      December 31,
                                                       1998           1997
                                                   ----------      ------------
                                                   (Unaudited)
                              ASSETS
Cash and cash equivalents                          $   2,028         $  61,218
Accounts receivable trade, net                        20,956            25,594
Inventories                                          180,931           150,417
Prepaid expenses and other current assets             10,551             7,559
                                                   ---------         ---------
     Total current assets                            214,466           244,788
Property and equipment, net                          125,358           119,723
Notes receivable and other assets                        829               886
Intangible assets, net                                 4,892             5,036
                                                   ---------         ---------
     Total assets                                  $ 345,545         $ 370,433
                                                   =========         =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                      $  17,016         $  11,632
Accounts payable                                      14,496            22,084
Other current liabilities                             24,259            27,642
                                                   ---------         ---------
     Total current liabilities                        55,771            61,358
Deferred income taxes                                  2,983             2,983
Notes payable                                        100,000           110,000
                                                   ---------         ---------
     Total liabilities                               158,754           174,341
                                                   ---------         ---------
Preferred stock, undesignated, $0.01 par value;
  authorized 20,000 shares; none issued and
  outstanding                                           --                --
Common stock, $0.01 par value; authorized 80,000
  shares; 18,207 shares issued and outstanding        49,667            49,532
Cumulative translation adjustment                     (2,186)           (1,205)
Retained earnings                                    181,185           187,470
                                                   ---------         ---------
                                                     228,666           235,797
Less treasury stock, 4,087 shares, at cost            41,875            39,705
                                                   ---------         ---------
     Total stockholders' equity                      186,791           196,092
                                                   ---------         ---------
     Total liabilities and stockholders' equity    $ 345,545         $ 370,433
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

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)

                                     For The Three               For The
                                      Months Ended           Six Months Ended
                                        June 30,                 June 30,
                                   -----------------        -----------------
                                   1998         1997        1998         1997
                                   ----         ----        ----         ----

Net sales                       $  83,292    $  83,142   $ 159,502    $ 156,250
Cost of sales                      42,779       45,242      84,657       85,578
                                ---------    ---------   ---------    ---------
  Gross profit                     40,513       37,900      74,845       70,672
Selling, general and
  administrative expenses          39,239       34,891      77,109       66,952
Restructuring charge                2,400         --         2,400         --
                                ---------    ---------   ---------    ---------
  Income (loss) from operations    (1,126)       3,009      (4,664)       3,720
Interest expense, net               1,939          371       2,588          587
                                ---------    ---------   ---------    ---------
   Income (loss) before income
     taxes                         (3,065)       2,638      (7,252)       3,133
Income tax provision (benefit)     (1,159)       1,064      (2,803)       1,255
                                ---------    ---------   ---------    ---------
     Net income (loss)          $  (1,906)   $   1,574   $  (4,449)   $   1,878
                                =========    =========   =========    =========
Basic and diluted net income
 (loss) per share of common
  stock                         $   (0.10)   $    0.09   $   (0.24)   $    0.10
                                =========    =========   =========    =========
Weighted average number of
  shares of common stock
  outstanding and diluted
  shares of common stock           18,393       18,425      18,453       18,397
                                =========    =========   =========    =========

Cash dividend per share of
  common stock                  $    0.05    $    0.05   $    0.10    $    0.10
                                =========    =========   =========    =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                       For The Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                           1998        1997
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $ (4,449)   $  1,878
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                           4,198       2,960
    Changes in operating assets and liabilities           (40,525)    (24,927)
                                                         --------    --------
       Net cash used in operating activities              (40,776)    (20,089)
                                                         --------    --------
Cash flows from investing activities:
   Capital expenditures                                    (9,808)    (28,058)
   Decrease in notes receivable                               199         117
                                                         --------    --------
      Net cash used in investing activities                (9,609)    (27,941)
                                                         --------    --------
Cash flows from financing activities:
   Long-term (repayments) borrowings under note
     agreements                                           (10,000)     30,000
   Net decreases in short-term borrowings                   5,384        (283)
   Purchase of treasury stock                              (2,170)       --
   Sale of common stock from exercise of stock options        135        --
   Dividends paid                                          (1,837)       (918)
                                                         --------    --------
     Net cash (used in) provided by financing
       activities                                          (8,488)     28,799
                                                         --------    --------
     Effect of exchange rate changes on cash
       and cash equivalents                                  (317)         11
                                                         --------    --------
     Net decrease in cash, cash equivalents and
       short-term investments                             (59,190)    (19,220)

Cash, cash equivalents and short-term
  investments, beginning of period                         61,218      42,287
                                                         --------    --------
Cash, cash equivalents and short-term
  investments, end of period                             $  2,028    $ 23,067
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

                          MIKASA, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                                  (In thousands)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    Income Taxes:

      For the six months ended June 30, 1998, income taxes have been provided at an estimated annual rate of 38.7% of income before taxes. For the six months ended June 30, 1997, income taxes have been provided at an estimated annual rate of 40.0% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $696 at June 30, 1998 and $740 at December 31, 1997.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $33,347 at June 30, 1998 and $29,775 at December 31, 1997.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,545 at June 30, 1998 and $2,401 at December 31, 1997.

6.    Declaration of Dividend:

      On July 1, 1998, the Company declared a quarterly dividend of $0.05 per share or $912 on its common stock to stockholders of record on July 10, 1998 payable on July 20, 1998.

7.    Restructuring Charge:

      For the second quarter ended June 30, 1998, the Company recognized an estimated $2,400 non-recurring pre-tax charge related to the consolidation of its east coast warehousing operations into its Charleston, South Carolina facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       The following table sets forth certain financial and operations data for the periods indicated:

                                                   Three Months Ended
                                                          June 30,
                                             ----------------------------------
                                                   1998              1997
                                             ----------------   ---------------
                                         (In thousands, except operations data)
Net Sales by Channel of Distribution:
Direct to consumers                              $ 47,826          $ 45,574
Retail accounts                                    27,257            30,474
International                                       8,209             7,094
                                                 --------          --------
     Total                                       $ 83,292          $ 83,142
                                                 ========          ========
Operations Data:
Stores open at beginning of period                    150               137
U. S. stores opened during period                    --                   4
Canadian store opened during period                     1              --
Stores closed during period                            (1)             --
                                                 --------          --------
Stores open at end of period (1)                      150               141
                                                 ========          ========

Percentage decrease in comparable
  store net sales                                    (1.2%)            (0.3%)

(1) Stores in Canada open at end of
    period were 5 in 1998 and 1 in 1997

                                                       As Of June 30,
                                             ----------------------------------
                                                   1998              1997
                                             ----------------   ---------------

Total U. S. store gross square footage          1,437,300          1,333,500

-------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

        Net Sales. Net sales for the three months ended June 30, 1998 (the "current period") were $83.3 million, an increase of $0.2 million or 0.2% over net sales of $83.1 million for the three months ended June 30, 1997 (the "prior period"). This increase is primarily attributable to an increase in sales of $2.3 million through the Company's direct to consumers channel of distribution. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from relocated and retail stores opened for less than twelve months accounted for $4.5 million of the retail sales growth. This sales increase was partially offset by the decrease in comparable store sales and the sales foregone from the stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $3.2 million and sales through the international channel increased $1.1 million.

        Gross Profit. Gross profit for the current period was $40.5 million, an increase of $2.6 million or 6.9% over the prior period's gross profit of $37.9 million. Gross profit as a percentage of net sales increased to 48.6% in the current period from 45.6% in the prior period. The gross profit increase as a percentage of net sales was due to improved margins in the current period from all channels of distribution over the prior period and the heavier weighting of higher margin retail store business.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding the restructuring charge, were $39.2 million in the current period, an increase of $4.3 million or 12.5% over the prior period. As a percentage of net sales, such expenses increased to 47.1% in the current period from 42.0% in the prior period. During the current period, expenses associated with relocated and new retail stores open less than twelve months accounted for $3.4 million of the expense increase. Included in this amount are certain preopening expenses of $0.6 million for stores opened during the quarter and other stores expected to open in 1998. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Operating expenses were impacted by the startup costs of $2.6 million associated with the Company's new Charleston, South Carolina distribution facility.

        Restructuring Charge. A restructuring charge of $2.4 million was accrued during the current period for expenses expected in connection with the consolidation of the Company's east coast warehousing operations, credit and customer service functions with its Charleston, South Carolina facility. The consolidation is anticipated to be completed by the end of the first quarter 1999.

        Income (Loss) from Operations. Loss from operations in the current period was ($1.1) million, a decrease of $4.1 million from the prior period's income from operations of $3.0 million. This decrease was primarily attributable to the additional expenses of new stores with overall flat sales results, startup costs associated with the Charleston, South Carolina facility and the one time restructuring charge of $2.4 million, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and anticipated lower seasonal sales in the second quarter contributed to the effect on income from operations.

        Interest Expense, Net. Net interest expense was $1.9 million in the current period, an increase of $1.5 million from the prior period net interest expense of $0.4 million. The increase is primarily due to recognition of interest expense in the current period attributable to the Company's Charleston, South Carolina facility, which interest had been capitalized in prior periods during construction.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

        Net Sales. Net sales for the six months ended June 30, 1998 (the "current period") were $159.5 million, an increase of $3.3 million or 2.1% over net sales of $156.2 million for the six months ended June 30, 1997 (the "prior period"). This increase is primarily attributable to an increase in sales of $7.4 million through the Company's direct to consumers channel of distribution. This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from relocated and retail stores opened for less than twelve months accounted for $10.1 million of the retail sales growth. This sales increase was partially offset by the slight decrease in comparable store sales and the sales foregone from the stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $6.5 million and sales through the international channel increased $2.4 million.

        Gross Profit. Gross profit for the current period was $74.8 million, an increase of $4.1 million or 5.9% over the prior period's gross profit of $70.7 million. Gross profit as a percentage of net sales increased to 46.9% in the current period from 45.2% in the prior period. The gross profit increase as a percentage of net sales was due to improved margins in the current period from all channels of distribution over the prior period and the heavier weighting of higher margin retail store business.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding the restructuring charge, were $77.1 million in the current period, an increase of $10.1 million or 15.2% over the prior period. As a percentage of net sales, such expenses increased to 48.3% in the current period from 42.9% in the prior period. Expenses from retail stores opened for less than twelve months accounted for $6.8 million of the expense increase. Included in this amount are certain preopening expenses of $0.7 million for stores opened during the period and other stores expected to open in 1998. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Operating expenses were impacted by the startup costs of $4.3 million associated with the Company's new Charleston, South Carolina distribution facility.

        Restructuring Charge. A restructuring charge of $2.4 million was accrued during the current period for expenses expected in connection with the consolidation of the Company's east coast warehousing operations, credit and customer service functions with its Charleston, South Carolina facility. The consolidation is anticipated to be completed by the end of the first quarter 1999.

        Income (Loss) from Operations. Loss from operations in the current period was ($4.7) million, a decrease of $8.4 million from the prior period's income from operations of $3.7 million. This decrease was primarily attributable to the additional expenses of new stores, startup costs associated with the Charleston, South Carolina facility and the one time restructuring charge of $2.4 million, partially offset by the increase in gross profit as a percentage of net sales. Additionally, the combined effect of higher anticipated operating expenses associated with the Company's expanded retail store base and anticipated lower seasonal sales in the second quarter contributed to the effect on income from operations.

        Interest Expense, Net. Net interest expense was $2.6 million in the current period, an increase of $2.0 million from the prior period net interest expense of $0.6 million. The increase is primarily due to recognition of interest expense in the second quarter 1998 attributable to the Company's Charleston, South Carolina facility, which interest had been capitalized in prior periods during construction.

Liquidity and Capital Resources

        Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $50.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually that mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually with the first payment made in May 1998. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of June 30, 1998, $11.7 million had been used for letters of credit under the revolving credit facility, and $5.4 million had been used for capital expenditures and working capital needs. The balance of $32.9 million was unused and available at June 30, 1998. The Company's senior note and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

        The Company had working capital of $158.7 million at June 30, 1998 and working capital of $183.4 million at December 31, 1997. Net cash used in operating activities was $40.8 million and $20.1 million in the six months ended June 30, 1998 and 1997, respectively. The increase in net cash used in operating activities in the six months ended June 30, 1998 compared to the same period of 1997 is primarily attributable to the net loss in the six months ended June 30, 1998, an increase in inventory and decrease in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

        Net cash used in investing activities was $9.6 million and $27.9 million in the six months ended June 30, 1998 and 1997, respectively. The Company made capital expenditures of $9.8 million and $28.1 million in the six months ended June 30, 1998 and 1997, respectively (consisting primarily of expenditures for construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing stores).

        Pursuant to the Company's previously announced common stock repurchase program of up to $10 million of common stock, the Company has purchased 165,500 shares in the first six months of 1998 at a total cost of $2.2 million.

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

        The Company's inventory purchases in 1997 were approximately 23% from Japanese factories and approximately 30% from factories in Germany and Austria combined. The significant portion of the inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products in currencies other than Japanese and German where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

        The Company has three primary distribution centers in the United States, located in Charleston, South Carolina, Secaucus, New Jersey and Long Beach, California. While the Secaucus facility is owned, the Long Beach facility is leased pursuant to a lease expiring in January 2000. The Company also leases additional off-site warehouse space on a short-term and mid-term basis in separate buildings to augment each of these primary facilities. Construction of the Company's 590,000 square foot distribution facility in Charleston, South Carolina commenced in the second quarter of 1996 and was completed in the latter part of 1997. The facility is ramping up its operation. In the second quarter 1998 the Company announced plans to consolidate its east coast warehousing operations, credit and customer service functions with the Charleston, South Carolina facility and accrued a $2.4 million restructuring charge in connection with the planned consolidation. The Company is evaluating its alternatives regarding the utilization of the Secaucus facility post consolidation. The Company began depreciation of this new facility in the second quarter 1998 which also impacted earnings. The new facility should also over time enable the Company to eliminate the need for offsite facilities in Long Beach and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long-term benefits. However, transition costs are currently negatively impacting operating results and are expected to continue to impact operating results in the mid-term.

        During the second quarter of 1998, the Company opened one retail store in Canada and closed one retail store in the United States to end the quarter with 150 stores. The number of states in which the Company operates stores is 42 and the number of Canadian provinces is 3. The Company plans to continue to pursue expansion of its store network in the United States and Canada. Present plans include opening between 10 and 15 new retail stores in each of 1998 and 1999. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

        The Company currently estimates that its aggregate capital expenditures and initial investments (including inventory) in 1998 and 1999 will approximate up to $40 million. This includes the expansion of the retail store network, expansion of its international operations and the balance of capital expenditures for the new distribution facility in Charleston, South Carolina. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

        The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the first quarter of 1998. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers; however, the disclosure provisions of SFAS 131 do not apply to interim financial statements in the initial year of its adoption and no such disclosures are included in these interim unaudited condensed financial statements. The adoption of these Statements did not have a material impact on the Company's consolidated financial statements.

Year 2000 Compliance

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

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held on May 27, 1998, the following members were re-elected to the Board of Directors:

        George T. Aratani
        Anthony F. Santarelli

The following proposals were approved at the Company's Annual Meeting:

                                         Votes       Against or
                                          For         Withheld      Abstentions
                                       ----------    -----------    -----------
1. Re-election of three of its
   directors to
   the Board of Directors

     George T. Aratani                 16,068,867      136,698
     Anthony F. Santarelli             16,069,067      136,498

2.   Adoption of the Mikasa, Inc.
     1998 Long-Term Stock
     Incentive Plan                    12,851,910      783,727        381,160


There were 2,188,768 broker non-votes with respect to Item 2 and no broker non-votes with respect to Item 1 above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.15 Mikasa, Inc. 1998 Long-Term Stock Incentive Plan, incorporated by reference to exhibit A filed with the Registrant's Proxy Statement filed April 22, 1998

               27      Financial Data Schedule

          (b) Reports on Form 8-K

                       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MIKASA, INC.
                                   (Registrant)




Date:   August 14, 1998            /s/ Raymond B. Dingman
                                   -------------------------------------
                                   Raymond B. Dingman
                                   President and Chief Executive Officer




                                   /s/ Brenda W. Flores
                                   -------------------------------------
                                   Brenda W. Flores
                                   Vice President and Chief Financial Office
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
No.                     Description                                     Page
-------------------------------------------------------------------------------

10.15          Mikasa, Inc. 1998 Long-Term Stock Incentive
               Plan, incorporated by reference to exhibit A filed with the Registrant's Proxy Statement filed April 22, 1998

27             Financial Data Schedule                                   17