Form 10-Q
period 1998-09-30
MIKASA INC
filed 1998-11-17
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                   OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
            --------

                     Commission File Number 1-13066

                              MIKASA, INC.
         (Exact name of Registrant as specified in its charter)

              Delaware                             33-0099676
       ------------------------------           ----------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

      20633 South Fordyce Ave., Long Beach, California    90810
      ------------------------------------------------  --------
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


As of September 30, 1998, a total of 18,145,395 shares of the Registrant's
                Common Stock, $0.01 par value, were outstanding.



                            Manually Signed Original
                            Exhibit Index on Page 16

                                  MIKASA, INC.

                                TABLE OF CONTENTS


                                                                  Page
                                                                  ----

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of                 3
                  September 30, 1998 and December 31, 1997

                  Consolidated Statements of Income                 4
                  for the three months ended September 30, 1998 and 1997, and nine months ended
                  September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows             5
                  for the nine months ended September 30,
                  1998 and 1997

                  Notes to Consolidated Financial                   6
                  Statements

          Item 2. Management's Discussion and Analysis              7
                  of Financial Condition and Results of
                  Operations

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                  14

                  Signatures                                        15

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                    (Unaudited)
                    ASSETS

Cash and cash equivalents                           $     929       $  61,218
Accounts receivable trade, net                         35,832          25,594
Inventories                                           189,516         150,417
Prepaid expenses and other current assets               8,218           7,559
                                                    ---------       ---------
     Total current assets                             234,495         244,788
Property and equipment, net                           127,343         119,723
Notes receivable and other assets                         802             886
Intangible assets, net                                  4,819           5,036
                                                    ---------       ---------
     Total assets                                   $ 367,459       $ 370,433
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $  36,263       $  11,632
Accounts payable                                       11,501          22,084
Other current liabilities                              27,729          27,642
                                                    ---------       ---------
     Total current liabilities                         75,493          61,358
Deferred income taxes                                   2,983           2,983
Notes payable                                         100,000         110,000
                                                    ---------       ---------
     Total liabilities                                178,476         174,341
                                                    ---------       ---------
Preferred stock, undesignated, $0.01 par value;
 authorized 20,000 shares; none issued and outstanding     --              --
Common stock, $0.01 par value; authorized 80,000
  shares issued and outstanding 18,145 shares in
   1998 and 18,359 shares in 1997                      49,667          49,532
Cumulative translation adjustment                      (2,920)         (1,205)
Retained earnings                                     184,844         187,470
                                                    ---------       ---------
                                                      231,591         235,797
Less treasury stock, 4,148 shares in 1998
  and 3,921 shares in 1997, at cost                    42,608          39,705
                                                    ---------       ---------
     Total stockholders' equity                       188,983         196,092
                                                    ---------       ---------
     Total liabilities and stockholders' equity     $ 367,459       $ 370,433
                                                    =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                   For The Three Months     For The Nine Months
                                   Ended September 30,      Ended September 30,
                                   --------------------     -------------------
                                     1998        1997         1998        1997
                                   ---------  ---------     ---------   -------

Net sales                          $104,053   $100,689      $263,555   $256,939
Cost of sales                        54,121     52,392       138,778    137,970
                                   --------   --------      --------   --------
     Gross profit                    49,932     48,297       124,777    118,969
Selling, general and
  administrative expenses            40,117     36,276       117,226    103,228
Restructuring charge                     --         --         2,400         --
                                   --------   --------      --------   --------
     Income from operations           9,815     12,021         5,151     15,741
Interest expense, net                 2,363        723         4,951      1,310
                                   --------   --------      --------   --------
     Income before income taxes       7,452     11,298           200     14,431
Income tax provision                  2,881      4,452            78      5,707
                                   --------   --------      --------   --------
     Net income                    $  4,571   $  6,846      $    122   $  8,724
                                   ========   ========      ========   ========
Basic and diluted net income per
  share of common stock            $   0.25   $   0.37      $   0.01   $   0.48
                                   ========   ========      ========   ========
Weighted average number of
  shares of common stock
  outstanding and diluted shares
  of common stock                    18,264     18,475        18,296     18,423
                                   ========   ========      ========   ========

Cash dividends per share of
  common stock                     $   0.05   $   0.05      $   0.15   $   0.15
                                   ========   ========      ========   ========









The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                     For The Nine Months Ended
                                                            September 30,
                                                     --------------------------

                                                           1998          1997
                                                     --------------  ----------
Cash flows from operating activities:
  Net income                                              $    122    $  8,724
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                            7,064       4,819
    Changes in operating assets and liabilities            (61,801)    (47,347)
                                                          --------    --------

      Net cash used in operating activities                (54,615)    (33,804)
                                                          --------    --------

Cash flows from investing activities:
  Capital expenditures                                     (14,403)    (38,457)
  Decrease in notes receivable                                 199         182

      Net cash used in investing activities                (14,204)    (38,275)
                                                          --------    --------

Cash flows from financing activities:
   Long-term (repayments) borrowings under note
     agreements                                            (10,000)     60,000
   Net increases (decreases) in short term borrowings       24,631        (439)
   Purchase of treasury stock                               (2,902)       --
   Sale of common stock from exercise of stock options         135        --
   Dividends paid                                           (2,749)     (1,836)
                                                          --------    --------
      Net cash provided by financing activities              9,115      57,725
                                                          --------    --------

      Effect of exchange rate changes on cash
            and cash equivalents                              (585)        (89)
                                                          --------    --------

      Net decrease in cash and cash equivalents            (60,289)    (14,443)

Cash and cash equivalents, beginning of period              61,218      42,287
                                                          --------    --------

Cash and cash equivalents, end of period                  $    929    $ 27,844
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    Income Taxes:

      For the nine months ended September 30, 1998, income taxes have been provided at an estimated annual rate of 39.0% of income before taxes. For the nine months ended September 30, 1997, income taxes have been provided at an estimated annual rate of 39.5% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $693 at September 30, 1998 and $740 at December 31, 1997.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $36,623 at September 30, 1998 and $29,775 at December 31, 1997.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,658 at September 30, 1998 and $2,401 at December 31, 1997.

6.    Declaration of Dividend:

      On October 5, 1998, the Company declared a quarterly dividend of $0.05 per share or $907 on its common stock to stockholders of record on October 15,1998, payable on October 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain financial and operations data for the periods indicated:

                                              Three Months Ended
                                                 September 30,
                                          --------------------------
                                              1998          1997
                                          ------------  ------------
Net Sales by Channel of Distribution:
Direct to consumers                        $    52,763   $    49,733
Retail accounts                                 42,966        44,390
International                                    8,324         6,566
                                            ----------    ----------
     Total                                  $  104,053    $  100,689
                                            ==========    ==========

Operations Data:
Stores open at beginning of period                 150           141
U. S. stores opened during period                    1             3

Canadian store opened during period                  1             -

Store closed during period                          (1)            0
                                            ----------    ----------
 Stores open at end of period (1)                  151           144
                                            ==========    ==========

Percentage increase (decrease) in comparable store
 net sales                                         1.1%        (1.8%)

(1) Stores in Canada open at end of period were 5
    in 1998 and 1 in 1997

                                              As Of September 30,
                                          ---------------------------
                                              1998           1997
                                          ------------  -------------

Total U. S. store gross square footage     1,440,600      1,383,000


-----------
Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Net Sales. Net sales for the three months ended September 30, 1998 (the "current period") were $104.1 million, an increase of $3.4 million or 3.3% from net sales of $100.7 million for the three months ended September 30, 1997 (the "prior period"). This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from new retail stores opened for less than twelve months accounted for $3.8 million of the retail sales growth. This sales increase was partially offset by the sales foregone from the stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $1.4 million and sales through the international channel of distribution increased $1.8 million.

      Gross Profit. Gross profit for the current period was $49.9 million, an increase of $1.6 million or 3.4% over the prior period's gross profit of $48.3 million. Gross profit as a percentage of net sales was 48.0% in both the current period and the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $40.1 million, an increase of $3.8 million or 10.6% over the prior period of $36.3 million. As a percentage of net sales, such expenses increased to 38.6% in the current period from 36.0% in the prior period. During the current period, expenses associated with new retail stores opened less than twelve months accounted for $2.9 million of the expense increase. Included in this amount are certain pre-opening expenses of $0.5 million for stores opened during the quarter and other stores expected to open in 1998. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Operating expenses were impacted by the startup costs of $2.4 million associated with the Company's new Charleston, South Carolina distribution facility. These expenses were partially offset by decreased expenses from the Company's Secaucus, New Jersey warehouse as its distribution function combines into the Charleston facility.

      Income from Operations. Income from operations in the current period was $9.8 million, a decrease of $2.2 million or 18.4% from the prior period's income from operations of $12.0 million. This decrease was primarily attributable to the additional expenses of new stores and the startup costs associated with the Charleston, South Carolina facility.

      Interest Expense, Net. Net interest expense was $2.4 million in the current period, an increase of $1.7 million from the prior period of $0.7 million. The increase is primarily due to recognition of interest expense in the current period attributable to the Company's Charleston, South Carolina facility, which interest had been capitalized in prior periods during construction. The increase also reflects the short-term borrowings to support the Company's increased inventory levels.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Net Sales. Net sales for the nine months ended September 30, 1998 (the "current period") were $263.5 million, an increase of $6.6 million or 2.6% over net sales of $256.9 million for the nine months ended September 30, 1997 (the "prior period"). This increase in net sales was primarily attributable to an increase in number of units sold rather than prices. Sales from relocated and new retail stores opened for less than twelve months accounted for $12.0 million of the retail sales growth. This sales increase was partially offset by the sales foregone from the stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $7.9 million and sales through the international channel of distribution increased $4.1 million.

      Gross Profit. Gross profit for the current period was $124.8 million, an increase of $5.8 million or 4.9% over the prior period's gross profit of $119.0 million. Gross profit as a percentage of net sales increased to 47.3% in the current period from 46.3% in the prior period. The gross profit increase as a percentage of net sales was due to improved margins from all channels of distribution.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding the restructuring charge, were $117.2 million in the current period, an increase of $14.0 million or 13.6% over the prior period expenses of $103.2 million. As a percentage of net sales, such expenses increased to 44.5% in the current period from 40.2% in the prior period. During the current period, expenses associated with new retail stores opened for less than twelve months accounted for $9.5 million of the expense increase. Included in this amount are certain pre-opening expenses of $1.2 million for stores opened during the period and other stores expected to open in 1998. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Operating expenses were impacted by the startup costs of $6.6 million associated with the Company's new Charleston, South Carolina distribution facility. These expenses were partially offset by decreased expenses from the Company's Secaucus, New Jersey warehouse as its distribution function combines into the Charleston facility.

      Restructuring Charge. A restructuring charge of $2.4 million was accrued during the current period for expenses expected in connection with the consolidation of the Company's east coast warehousing operations, credit and customer service functions with its Charleston, South Carolina facility. The consolidation is anticipated to be completed by the end of the first quarter 1999.

      Income from Operations. Income from operations in the current period was $5.1 million, a decrease of $10.6 million or 67.3% from the prior period's income from operations of $15.7 million. This represented an increase as a percentage of net sales to 6.1% in the current period from 5.3% in the prior period. This decrease was primarily attributable to the additional expenses of new stores and the startup costs associated with the Charleston, South Carolina facility, partially offset by the increase in gross profit as a percentage of net sales.

      Interest Expense, Net. Net interest expense was $4.9 million in the current period, an increase of $3.6 million from the prior period's net interest expense of $1.3 million. The increase is primarily due to recognition of interest expense beginning April 1, 1998 attributable to the Company's Charleston, South Carolina facility, which interest had been capitalized in prior periods during construction. The increase also reflects short-term borrowings to support the Company's increased inventory levels.


Liquidity and Capital Resources
-------------------------------

      In June 1997, the Company placed $60 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $50.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, that mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually with the first payment made in May 1998. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of September 30, 1998, $5.7 million had been used for letters of credit under the revolving credit facility, and $24.5 million had been used for capital expenditures and working capital needs. The balance of $19.8 million was unused and available at September 30, 1998. The Company's senior note and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

      The Company had working capital of $159.0 million at September 30, 1998 and working capital of $183.4 million at December 31, 1997. Net cash used in operating activities was $54.6 million and $33.8 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash used in operating activities in the nine months ended September 30, 1998 compared to the same period of 1997 is primarily attributable to the substantially lower level of net income in the nine months ended September 30, 1998, an increase in inventory and decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was $14.2 million and $38.3 million in the nine months ended September 30, 1998 and 1997, respectively. The Company made capital expenditures of $14.4 million and $38.5 million in the nine months ended September 30, 1998 and 1997, respectively (consisting primarily of the expenditures for construction of the new distribution center in South Carolina, fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores).

      Net cash provided by financing activities was $9.1 million and $57.7 million in the nine months ended September 30, 1998 and 1997, respectively. The Company had short-term borrowings of $24.6 million in the nine months ended September 30, 1998 and funding from its senior notes of $60.0 million in the comparable period in 1997. Pursuant to the Company's previously announced common stock repurchase program of up to $10 million of common stock, the Company has purchased 265,500 shares during the nine months ended September 30, 1998 at a total cost of $2.9 million.

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

      The Company's inventory purchases in 1997 were approximately 23% from Japanese factories and approximately 30% from factories in Germany and Austria combined. A significant portion of inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products in currencies other than Japanese and German where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

      The Company has three primary distribution centers in the United States, located in Charleston, South Carolina, Secaucus, New Jersey and Long Beach, California. While the Charleston and Secaucus facilities are owned, the Long Beach facility is leased pursuant to a lease expiring in January 2000. The Company also leases additional off-site warehouse space on a mid-term basis in separate buildings to augment the Long Beach facility. Construction of the Company's 590,000 square foot distribution facility in Charleston, South Carolina was completed in the latter part of 1997. The facility is ramping up its operation. In the second quarter 1998 the Company announced plans to consolidate its east coast warehousing operations, credit and customer service functions into the Charleston, South Carolina facility and accrued a $2.4 million restructuring charge in connection with the planned consolidation. The Company is evaluating its alternatives regarding the utilization of the Secaucus facility post consolidation. The Company began depreciation of this new facility in the second quarter 1998 which also impacted earnings. The new facility should over time enable the Company to eliminate the need for offsite facilities in Long Beach and accommodate substantially increased volume. The Company believes that the use of state of the art distribution technology in the new facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long-term benefits. However, transition costs are currently negatively impacting operating results and are expected to continue to impact operating results in the mid-term.

      During the third quarter of 1998, the Company opened one new retail store in the United States, one new retail store in Canada and closed one retail store in the United States to end the quarter with 151 stores. The number of states in which the Company operates stores is 42 and the number of Canadian provinces is
3. The Company plans to continue to pursue expansion of its store network in the United States and Canada. Present plans include opening up to10 new retail stores in each of 1998 and 1999. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

      The Company currently estimates that its aggregate capital expenditures and initial investments (including inventory) for the balance of 1998 and fiscal year 1999 will approximate up to $20 million. This includes the expansion of the retail store network, expansion of its international operations and the balance of capital expenditures for the new distribution facility in Charleston, South Carolina. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

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

Year 2000 Compliance
--------------------

      Like most companies, the Company is affected by Year 2000 issues. The Company has developed a program to evaluate and respond to these issues. This program has been designed to minimize risk to the Corporation's business and its customers using a standard five phase approach. The five phases include assessment, planning, remediation, testing and validation.

      The Company has completed its assessment of internal systems and has concluded that, with certain exceptions, its hardware and software are Year 2000 compliant. Exceptions exist with respect to certain local and wide area network applications software, EDI software and retail point of sale hardware for the Company's retail store network. Testing is underway to determine whether replacement of certain retail store network point of sale hardware will be required. If replacement is required, the Company would incur a cost of approximately $850,000. The Company is also testing recently received retail point of sale software and expects installation of this software to be completed by the second quarter of 1999.

      The Company is coordinating the conversion of its EDI software with major customers and expects to receive a Year 2000 compliant version of EDI software in November of 1998. As customers convert to new Year 2000 compliant EDI versions, the Company will convert them to the Company's new EDI software.

      The Company has expensed the cost of upgrading of internally generated software. Based on information available at this time and subject to possible need to replace retail network point of sale hardware, management believes that the costs to implement the program will not have a material impact on the Company's consolidated results of operations, cash flows or financial position in any period.

      Communication with respect to Year 2000 issues with the Company's customers has been initiated and the Company is in the process of contacting foreign suppliers. The Company does not have control over these third parties and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize, where possible, any third party exposures.

      The costs to implement and the time frame contemplated by the program are based on management's best estimates, which were derived utilizing numerous assumptions related to future events, including each vendor's ability to modify proprietary software, unanticipated issues identified in the ongoing compliance review, and other similar uncertainties. There can be no guarantee that these estimates of costs or timing, or that the objective of the program, will be achieved. However, the Company continues to monitor activities related to the program designed to insure Year 2000 readiness. Contingency plans have not been developed to date and the need for such plans will be reviewed during 1999.

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

Forward-Looking Information
---------------------------

      Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risks and uncertainties inherent in the Company's business. Those statements include statements related to the impact on future sales and profitability of the effort to bring the Company's new distribution facility on line, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, year 2000 compliance issues and future trends relating to seasonality. Actual results, performance levels or achievements may be materially different from any future results, performance levels or achievements expressed or implied by such forward-looking information. Actual results, performance levels and achievements will be dependent upon: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision (which are based on current estimates of closure costs); whether unanticipated year 2000 problems will impact the Company's operations; future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; and general economic risks and uncertainties.

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



                                    MIKASA, INC.
                                    (Registrant)

Date: November 16, 1998              /s/ Raymond B. Dingman
                                    -----------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer


                                     /s/ Brenda W. Flores
                                    -----------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX



Exhibit No.             Description                                     Page
-----------             -----------                                     ----

   27                   Financial Data Schedule                           17