Form 10-K405
period 1998-12-31
MIKASA INC
filed 1999-04-01
CIK 920758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD For the transition period from __________ to __________

                         Commission File Number 1-13066

                                  MIKASA, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                              33-0099676
       ------------------------------           -------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

          One Mikasa Drive, Secaucus, New Jersey              07096
         ----------------------------------------           ---------
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (310) 886-3700

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
-------------------------------------- -----------------------------------------
Common Stock par value $0.01 per share            New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock (based on the closing price of such stock as reported on the New York Stock Exchange Composite
             Transactions) held by non-affiliates of the Registrant
                       As of March 5, 1999 -- $66 million

  Number of Shares of Common Stock outstanding as of March 5, 1999 - 17,701,895

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of the Definitive Proxy Statement for the 1999 Annual Meeting (in Part III)








                            Exhibit Index on Page 54

                                  MIKASA, INC.
                           Annual Report on Form 10-K
                                December 31, 1998

                                TABLE OF CONTENTS

                                                                    Page
                                     PART I

Item 1.  Business                                                      4
Item 2.  Properties                                                   13
Item 3.  Legal Proceedings                                            13
Item 4.  Submission of Matters to a Vote of Security Holders          14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related            14
         Stockholder Matters
Item 6.  Selected Consolidated Financial and Operations Data          15
Item 7.  Management's Discussion and Analysis of Financial            17
         Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks  25
Item 8.  Financial Statements and Supplementary Data                  25
Item 9.  Changes in and Disagreements With Accountants on             48
         Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant           48
Item 11. Executive Compensation                                       48
Item 12. Security Ownership of Certain Beneficial Owners and          48
         Management
Item 13. Certain Relationships and Related Transactions               48

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports          48
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

The Company was originally incorporated in California in 1936 and during its early years was primarily a trading company. In the 1950's, the Company entered the dinnerware market and the Mikasa trademark was adopted. Over the past 20 plus years, the Company's product lines have been gradually broadened to include other tabletop items as well as decorative and other products for the home. During that period, as the Company owns no manufacturing facilities, it diversified its sources of supply, which traditionally had been based in Japan. Today, the Company's products are manufactured in 23 countries, including the United States. The Company distributes its products in the United States and Canada through both retail accounts and direct consumer channels. Internationally the Company sells its products through subsidiary companies or authorized distributors primarily in selected countries.

The Company was reincorporated in Delaware in March 1994. The principal executive offices of the Company are located at One Mikasa Drive, Secaucus, New Jersey 07096


Products

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

Mikasa Brand

The Mikasa brand is positioned as an upscale product line which is typically sold in the "upstairs" china and crystal departments of department stores and in specialty stores. Mikasa products include dinnerware, crystalware, flatware and giftware. Mikasa dinnerware is separated into four basic classifications: bone china, fine china, semi-porcelain and earthenware. Within each classification, dinnerware is primarily sold by pattern. Once a pattern becomes popular, the Company may introduce dinnerware accessories in that pattern and may also introduce coordinating stemware, dinnerware, stainless flatware and table linens. Place settings are also made for children's use. Mikasa crystalware includes a range of products extending from full lead (24% or more lead oxides) to unleaded glassware. These products include stemware, barware, serving platters and bowls, salt and pepper shakers, vases, candlestick holders, picture frames, clocks and paper weights. Mikasa flatware is available in several configurations, including all stainless steel, gold and stainless steel or plastic with stainless steel. Mikasa giftware products include vases, serving trays, carafes, picture frames, mugs and children's products.

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

More than 90% of the Company's products are manufactured outside the United States. The Company sources its products through approximately 193 factories, in 24 countries, including the United States. Until the early 1970's, the Company sourced its products almost exclusively from Japan, and the Company's product lines were limited to ceramic dinnerware. Over the past 20 plus years, the Company has gradually broadened the countries from which it sources products. Approximately 23% of the Company's products are purchased from Japan and approximately 24% are purchased from Germany and Austria combined, approximately 14% are purchased from Malaysia and approximately 10% are purchased from Slovenia. No other country accounts for more than 10% of the Company's products.

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

Generally, the Company does not maintain long-term contractual relationships with its suppliers. Most product purchases are made on the basis of purchase orders of less than one year's duration. A large percentage of the Company's products, however, are manufactured by companies with long-standing relationships with the Company, certain of which have existed for more than 30 years. As a result of these relationships, the Company is able to select from a number of manufacturers with which it has had significant experience when ordering its products. If, however, none of these companies are suitable for the manufacture of a particular product, or do not offer competitive terms, the Company will evaluate other suppliers. The Company's two principal suppliers provided products which accounted for an aggregate of approximately 31% of the Company's purchases in 1998. Each of such suppliers accounted for more than 10% of the Company's 1998 purchases. Of the Company's two principal suppliers, one is a Japanese manufacturer of ceramic products and the other is a German manufacturer of crystal products. The Company has maintained beneficial relationships with these suppliers for more than 10 years without interruption and has no reason to believe that these relationships will not continue in the future. Management believes that sufficient accessible worldwide manufacturing capacity exists to reduce the risk to the Company of product shortages or unfavorable pricing terms.

Sales and Marketing

The Company distributes its products in the United States through both retail accounts and direct consumer channels and outside the United States primarily to retail accounts. Within the United States, the Company sells its products to department and specialty stores, mass merchants, warehouse clubs, catalog showrooms, corporate incentive markets, military base exchanges, home shopping television, hotels and fine restaurants. The Company also sells a significant portion of its product line through its own retail store network. No single customer or retail account buying group accounted for more than 10% of the Company's consolidated net sales. In 1998, the domestic direct consumer and retail accounts distribution channels accounted for 58% and 34%, respectively, of the Company's total net sales, with the balance attributable to international sales.

Retail Accounts

The Company sells its proprietary branded products to various retailers that resell the products to the consumer and to other institutional customers. The Mikasa(R), Studio Nova(R) and Christopher Stuart(R) brands are sold primarily to department stores, independent specialty retailers and catalog showrooms. The Home Beautiful(R) brand is sold primarily to warehouse clubs and mass merchants.

The Company's management has divided the United States into selling regions by channel of distribution and brand. A sales manager is responsible for each selling region. Each sales manager will use as many independent sales representatives ("representatives") or independent sales organizations ("organizations") as are required to adequately service a selling region. A representative or organization sells one or more of the Company's brands to certain channels of distribution in a specific market area. Currently, there are 12 selling regions with approximately 65 representatives or organizations in the Company's United States retail accounts operations.

Consumer

The Company's consumer channel of distribution is primarily through its Company owned and operated retail store network. The Company's consumer sales also include its semi-annual warehouse sales made through its distribution centers and consumer direct sales made through its service center. The Company's retail stores represent an opportunity for the Company to raise consumer awareness of the Mikasa and other brands owned by the Company. Retail stores provide a testing laboratory for new products where consumer behavior can be more closely monitored. They also serve as outlets for selling discontinued products at margins higher than would be obtained by selling these products through traditional department and specialty retailers, discounters or liquidators. Minimizing the use of liquidators allows the Company to dispose of surplus inventories in a fashion which is non-disruptive to major market areas. The additional sales volume provided by the retail stores, when combined with the retail accounts volume, also provides the Company with additional purchasing power.

The Company opened its first retail store under the Mikasa brand name at its east coast distribution center in Secaucus, New Jersey in 1978. At December 31, 1998, the Company operated 158 factory stores in 41 states and three Canadian provinces. In 1998, 10 stores were opened, including 2 in Canada; and 4 stores were closed. The Company presently intends to open 10 new retail stores in 1999, including one Canadian store and two stores in Puerto Rico. The Company's ability to open additional retail stores, however, is contingent upon several factors, including the construction of retail centers by developers, the availability of retail space and the appropriateness of a particular location as a site for one of the Company's retail stores. The Company is selective about the sites for its retail stores and evaluates the location, the developer and the quality of other tenants as well as the tenant mix in the center, among other factors.

The Company uses a standardized format for its retail stores opened under the Mikasa brand name, including lighting, fixtures and signage. A new store will range from approximately 5,000 to 10,000 square feet and require an initial investment in the range of $200,000 to $800,000 (exclusive of pre-opening store expenses which have averaged approximately $210,000), much of which is inventory. Mikasa retail stores feature a broad line of Mikasa products, and also sell products under the Company's other brand names.

International

Internationally, the Company sells its products through authorized distributors primarily in eight countries. In addition, the Company has historically used its Japanese buying agency to facilitate the development and acquisition of products from Japanese and other Asian suppliers. The Company acquired full ownership of the buying agency in 1993 from a director and stockholder of the Company. The acquisition provided the Company with a presence in Asia to handle existing business and, as Asian markets evolve, take advantage of opportunities that may arise in the future in manufacturing, design developments and distribution.

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

In October 1995, the Company acquired the assets and operations of its Canadian distributor. This company distributed Mikasa and other Company brands in Canada through retail accounts. In June 1996, the Company opened its first retail store in Canada and at the end of 1997 had three stores in operation in three provinces. In 1998 the Company opened two new retail stores in Canada and continues investigating other retail marketing opportunities in Canada.

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


Distribution and Warehousing

At the close of 1998, the Company operated three primary distribution facilities in the United States to service its retail account customers, retail stores and certain international sales. In Long Beach, California, the Company occupies an aggregate of 271,000 square feet of warehouse space in two locations. In Secaucus, New Jersey, the Company has an aggregate of 485,000 square feet of warehouse space in two locations. These Secaucus warehouses closed in March 1999 with their operations transferred to the Charleston, South Carolina facility. This facility occupies 580,000 square feet of warehouse space. The Company receives virtually all of its imported products at these distribution facilities via ocean freight. These distribution centers are located in areas which allow them ready access to the ports of Los Angeles and Long Beach, California, and Charleston, South Carolina.

Because of its broad product line and need to service its retail accounts as well as its own retail store network, the Company maintains a large inventory base. Approximately 26,000 stock keeping units are inventoried in the Company's domestic distribution facilities.

In light of its large number of stock keeping units, the Company utilizes its information systems to quickly locate each item in its distribution centers. This system is designed to permit efficient order picking and stock replenishment. In a similar manner, the Company has established a bar code tracking system within its distribution centers which allows the Company to track paperwork, at various stages of completion, as each order is processed. The state of the art distribution technology in the new Charleston facility is more advanced with its paperless on-line system.

Information Technology

The Company's management information systems are designed to serve the Company's needs for customer service, order processing, retail test marketing, inventory control, accounting and distribution functions. The Company has four IBM AS400 computers located at each of its distribution centers and its Canadian distribution center, which are connected via leased telecommunication lines. Additionally, the Company has the ability to connect authorized personnel and each of its retail store locations to one of its main computers on a "dial-up" basis for any number of purposes, including order inquiry and stock inquiry. Most members of the Company's management and independent sales force carry a lap-top or notebook personal computer with communications capability. With this personal computer, they are able to access, after proper security clearance, the Company's data regarding stock availability and order status information, as well as other essential information. The new facility in Charleston, South Carolina was constructed with a state of the art distribution technology that is a paperless on-line computer system.

The Company has committed to support the electronic data interchange ("EDI") function of many of its principal retail account customers. This has had two major effects on the Company. First, as customers have reduced their inventory levels, the Company has had to increase its inventory levels in order to assure its ability to meet the specified delivery time frames. Second, in the past, shipments to stores typically were made in several bulk shipments prior to the main selling seasons, and during the selling seasons a number of small fill-in shipments would be made. In the new EDI environment, however, the Company typically makes smaller bulk shipments just prior to the primary selling seasons and many subsequent fill-in shipments during these seasons. The Company intends to continue to assist its customers by converting as much of its business as practicable to EDI.

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

Competition

Competition in the better tabletop market is primarily based on quality, product selection, design, price and service. The tabletop market in which the Company competes includes hundreds of suppliers, the majority of which compete in only part of one of the three principal product segments (dinnerware, crystalware and flatware). The fragmentation and overlap of market segments and lack of publicly available information within the industry make it extremely difficult to obtain reliable statistics on industry size, growth, market share and comparative data. Certain of the Company's competitors are larger and have greater financial, marketing and other resources than the Company.

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

The Company's direct to consumer distribution network is subject to competition from other suppliers with retail stores. Certain of the Company's competitors have established, or have begun to establish, retail store networks. Expansion of those networks, or the establishment of retail store networks by additional competitors, may result in increased competition for the Company's retail store network.

Governmental Regulation

Imports into the United States are affected by import duties, quotas, tariffs and other restrictions. Currently, tabletop product duties are based on a percentage of the value of the product and range from 1% for plastic products to 30% for certain inexpensive, mass-produced glassware. These duties are collected by the United States Customs Service in the normal course of business. At the present time there are no quotas, tariffs or other restrictions that would prevent the Company from importing products at its present, or increased, levels. There can be no assurance that restrictions on imports that would adversely affect the Company will not be imposed in the future.

The manufacture of ceramic tabletop products, in particular those with pigmentation or a hard high-gloss finish, generally requires the use of lead, and sometimes cadmium, as raw materials. The manufacture of leaded crystal requires the use of lead oxide as a raw material. The Federal Drug Administration ("FDA") has established maximum acceptable levels for the potential leaching of lead and cadmium from ceramic tableware into food or liquids. The FDA has also established a formal, standardized test protocol for ceramic tableware. The Company has established its own standards, which it imposes upon its manufacturers, that are more stringent than those established by the FDA and requires its manufacturers to test their products and certify the results of such tests in writing. An industry organization in which the Company participates monitors the progress of research to eliminate the requirement for lead and cadmium in the manufacture of ceramic dinnerware. An international industry organization for crystal, of which the Company is also a member, has established maximum lead leaching standards for leaded crystalware. This organization monitors the progress of research to eliminate the requirement for lead oxide in the manufacture of leaded crystal. The Company cannot predict when, if ever, it will be possible to eliminate the use of lead and/or cadmium from the manufacture of ceramic dinnerware or the use of lead oxide from the manufacture of leaded crystal. If more rigorous standards are set by the FDA, there can be no assurance that the Company's products will be able to meet the new standards.

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

Employees

As of December 31, 1998, the Company had 3,483 employees, of which 2,832 were employed in the Company's domestic retail operations, 495 were employed in domestic wholesale and corporate support operations and 156 were employed in international operations. The 90 employees at the Company's Secaucus, New Jersey warehouse are represented by the International Longshoremen's Association. The Secaucus warehouse closed in March 1999 with its remaining operations transferred to Charleston, South Carolina.

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


Item 2.  PROPERTIES

The Company leases all of its facilities, including distribution offices, showrooms, corporate headquarters and stores, with the exception of the Company-owned facilities in Secaucus, New Jersey and Charleston, South Carolina. Of the 421,000 square foot Company owned facility in Secaucus, 37,000 square feet are used for office space with the remainder used as warehouse space. Total warehouse space of the facility is 485,000 square feet when combined with one offsite building which is Company-owned. These Secaucus warehouses closed in March 1999 with their operations transferred to the Charleston, South Carolina facility, of approximately 580,000 square feet, which is Company owned. The Company is evaluating its alternatives regarding the utilization of the Secaucus facility post consolidation. The facility in Long Beach, California of approximately 175,000 square feet is leased pursuant to a lease expiring in January 2000. This facility houses 22,000 square feet of office space with the remainder used for the Company's west coast distribution center. With the inclusion of a second off-site building the combined west coast warehouse space is approximately 271,000 square feet. The Company's other leases extend over an average period of five to ten years with various renewal options. These other leases consist of showrooms and primarily of an aggregate of 1,564,000 square feet for Company operated retail stores in the United States and Canada. See
Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations.


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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


                                            PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's common stock trades on the New York Stock Exchange (ticker symbol
MKS). The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported on the New York Stock Exchange (in dollars).


                              1998                       1997
                    ------------------------    -----------------------
Quarter                High           Low            High          Low
----------          ----------    ------------    ----------    ----------
First               14-7/8        13-1/4          11-3/8        9-7/8
Second              13-13/16      12-13/16        14-1/4        11-
Third               15-           11-             14-9/16       11-1/4
Fourth              12-3/4        10-5/16         14-7/8        13-1/4

On March 5, 1999, the closing price of the Company's common stock, as reported on the New York Stock Exchange, was $9.75. As of such date, the Company estimates that there were approximately 1,200 holders of record or represented through accounts held by clearing agencies. The Company declared a quarterly dividend of $0.05 on its common stock to stockholders of record on April 2, 1999 payable on April 13, 1999. The Company paid regular quarterly dividends of $0.05 per share on its common stock during fiscal years 1998 and 1997. The Company has loan agreements with its senior note holders and revolving credit lenders which could limit the Company's future ability to pay dividends. See Note 7 of Notes to Consolidated Financial Statements.

Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA

                      (In thousands, except per share and operations data)

                                      For The Years Ended December 31,
                                      --------------------------------
                                 1998      1997      1996      1995      1994
                                 ----      ----      ----      ----      ----
Income Statement Data:

Net sales                       $410,665  $397,217  $372,331  $362,453  $331,609
Cost of sales                    216,157   208,833   205,016   200,399   187,086
                                --------  --------  --------  --------  --------

Gross profit                     194,508   188,384   167,315   162,054   144,523
Selling, general and             161,442   150,497   130,347   112,845    95,191
administrative expenses
Restructuring charge               2,400      --        --        --        --
Store closure charge                --        --       4,100      --        --
                                --------  --------  --------  --------  --------

Income from operations            30,666    37,887    32,868    49,209    49,332
Interest expense, net              6,956     2,205     1,437       510     2,279
                                --------  --------  --------  --------  --------

Income before income taxes        23,710    35,682    31,431    48,699    47,053
Income tax provision               9,447    14,018    12,381    18,927    18,254
                                --------  --------  --------  --------  --------
Net income                      $ 14,263  $ 21,664  $ 19,050  $ 29,772  $ 28,799
                                ========  ========  ========  ========  ========

Basic and diluted net income per
  share of common stock         $   0.78  $   1.18  $   0.91  $   1.34  $   1.34

Weighted average number of shares
  of common stock outstanding
  and dilutive securities         18,324    18,445    20,934    22,298    21,536

Cash dividend per share of
 common stock                   $   0.20  $   0.20  $   --    $   --    $  --

Net Sales by Channel of Distribution:

Direct to consumers             $238,774  $223,459  $197,463  $177,222  $150,100
Retail accounts                  137,794   145,669   149,901   165,527   163,719
International                     34,097    28,089    24,967    19,704    17,790
                                --------  --------  --------  --------  --------
Total                           $410,665  $397,217  $372,331  $362,453  $331,609
                                ========  ========  ========  ========  ========
Operations Data:

Stores at end of year (1)            158       152       134       119       100
Percentage increase (decrease)
   in total comparable store
   net sales (2)                     0.4%      0.2%     (0.7%)    (1.4%)    1.9%

                                             As of December 31,
                                 --------------------------------------------
                                 1998      1997      1996      1995      1994
                                 ----      ----      ----      ----      ----
Balance Sheet Data:

Working capital                 $171,195  $183,430  $162,385  $219,267  $192,813
Total assets                     364,742   370,433   283,981   299,012   261,646
Long-term debt                   100,000   110,000    60,000    60,000    60,000
Total stockholders' equity       201,373   196,092   178,572   200,068   170,544

---------
(1) Includes 4 stores planned for closure which were in operation at the end of 1998.

(2) A store is considered to be comparable only if it is open for all of both periods being compared.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial and operations data for the years indicated:

                                                Years Ended December 31,
                                        ----------------------------------------

                                            1998            1997        1996
                                         ------------   ----------- ------------

                                                 (Sales dollars in thousands)

Net Sales by Channel of Distribution:
Direct to consumers                       $   238,774   $  223,459  $  197,463
Retail accounts                               137,794      145,669     149,901
International                                  34,097       28,089      24,967
                                          -----------   ----------  ----------
     Total                                $   410,665   $  397,217  $  372,331
                                          ===========   ==========  ==========

Operations Data:
Stores open at end of the year                    158          152         134

Percentage increase (decrease) in
  comparable store net sales                      0.4%         0.2%       (0.7%)

Total U.S. store gross square footage
   at end of the year                       1,502,000    1,459,000   1,258,000

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales. Net sales in 1998 were $410.7 million, an increase of $13.5 million or 3.4% over 1997 net sales of $397.2 million. This increase in net sales in 1998 was attributable to a combination of factors. First, the Company's direct to consumers channel of distribution, where sales are generally at higher price levels than in the retail account channel, provided an increase of $15.3 million of sales over 1997. This increase in net sales was primarily attributable to an increase in number of units sold rather than in prices. The Company opened a total of 10 new retail stores during 1998 which consisted of 8 stores in the U.S. and 2 stores in Canada. The 8 stores in the U.S. accounted for $3.8 million or 24.8% of the retail sales growth. Comparable store sales increased by $0.8 million or 0.4% compared to 1997 comparable store sales. Second, the Company's international business contributed $34.1 million in net sales in 1998, an increase of $6.0 million or 21.4% over 1997 net sales of $28.1 million. This increase was primarily due to both the retail accounts business and the opening of two new Company-owned stores in Canada. These increases were partially offset by a $7.9 million decrease of sales through the retail accounts channel of distribution. This decrease was primarily due to sales forgone as a result of the Company's decision to place certain customers on credit watch.

Gross Profit. Gross profit in 1998 was $194.5 million, an increase of $6.1 million or 3.2% over 1997 gross profit of $188.4 million. Gross profit as a percentage of net sales was 47.4% in 1998 and 1997. Excluding the Company's international business, gross profit as a percentage of net sales was 48.5% in 1998, up from 48.3% in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1998 were $161.4 million, an increase of $10.9 million or 7.3% over 1997 selling, general and administrative expenses of $150.5 million. As a percentage of net sales, such expenses increased to 39.3% in 1998 from 37.9% in 1997. During 1998, $2.2 million in expenses were added for ongoing operating expenses of the 8 new stores opened in the United States during 1998 and certain pre-opening expenses for these stores and other stores expected to open in 1999. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Additionally, the full year operations in 1998 of the 19 new stores opened during 1997 in the United States added $6.5 million in expenses in 1998 compared to 1997 when those stores were only in operation for varying portions of the year. Operating expenses were also impacted by the incremental and transitional cost of $6.9 million of bringing the Charleston facility on line while maintaining the New Jersey distribution facility.

Restructuring Charge. A restructuring charge of $2.4 million was accrued during 1998 for expenses expected in connection with the consolidation of the Company's east coast warehousing operations, credit and customer service functions into its Charleston, South Carolina facility.

Income from Operations. Income from operations in 1998 was $30.7 million, a decrease of $7.2 million or 19.0% compared to 1997 income from operations of $37.9 million. This represented a decrease as a percentage of net sales to 7.5% in 1998 compared to 9.5% in 1997. This decrease was the result of the increase in selling, general and administrative expenses in 1998, the incremental and transitional cost related to bringing the Charleston facility on line while maintaining the Company's New Jersey distribution facility and the non-recurring restructuring charge accrued in 1998 for the Charleston transition.

Interest Expense, Net. Net interest expense was $7.0 million in 1998, an increase of $4.8 million from 1997 net interest expense of $2.2 million. This increase was primarily due to recognition of interest expense beginning April 1, 1998 attributable to the Company's Charleston, South Carolina facility which interest had been previously capitalized during construction. The increase also reflects short-term borrowings to support the Company's inventory levels during the year. For a discussion of the Company's use of capital resources, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net Sales. Net sales in 1997 were $397.2 million, an increase of $24.9 million or 6.7% over 1996 net sales of $372.3 million. This increase in net sales in 1997 was attributable to a combination of factors. First, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail account channel, provided an increase of $26.0 million of sales over 1996. This increase in net sales was primarily attributable to an increase in number of units sold rather than in prices. The

Company opened a total of 21 new retail stores during 1997 which consisted of 19 stores in the U.S. and 2 stores in Canada. The 19 stores in the U.S. accounted for $15.6 million or 60.0% of the retail sales growth. Comparable store sales increased by $0.4 million or 0.2% compared to 1996 comparable store sales. Second, the Company's international business contributed $28.1 million in net sales in 1997, an increase of $3.2 million or 12.5% over 1996 net sales of $24.9 million. This increase was primarily due to the opening of two new Company-owned stores in Canada. These increases were partially offset by a $4.2 million decrease of sales through the retail accounts channel of distribution. This decrease was primarily due to weakness in the catalog showroom sector.

Gross Profit. Gross profit in 1997 was $188.4 million, an increase of $21.1 million or 12.6% over 1996 gross profit of $167.3 million. Gross profit as a percentage of net sales was 47.4% in 1997 up from 44.9% in 1996. The gross profit increase as a percentage of net sales was primarily due to increased volume and higher margins in 1997 over 1996 from all channels of distribution. Excluding the Company's international business, gross profit as a percentage of net sales was 48.3% in 1997, up from 45.9% in 1996.

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

Interest Expense, Net. Net interest expense was $2.2 million in 1997, an increase of $0.8 million from 1996 net interest expenses of $1.4 million. The increase was primarily due to increased debt levels in 1997. For a discussion of the Company's use of capital resources, see Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

Liquidity and Capital Resources

Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, which mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $50.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, which mature in May 2003. Principal payments on these notes of $10.0 million per year will be due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of December 31, 1998, $4.6 million had been used for letters of credit under the revolving credit facility and $45.4 million was unused and available. For a discussion of certain restrictive covenants contained in the senior note and revolving credit facility loan agreements, including restrictions on the payment of dividends, see Note 7 of Notes to Consolidated Financial Statements.

The Company had working capital of $171.2 million at December 31, 1998, and working capital of $183.4 million at December 31, 1997. Net cash provided by operating activities was $16.2 million, $12.3 million and $49.4 million in 1998, 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1998 compared to 1997 was primarily attributable to a lower increase in the Company's inventories of $6.4 million in 1998 from 1997, compared to an increase in inventories of $18.6 million in 1997 from 1996.

Net cash used in investing activities was $19.2 million, $49.7 million and $30.9 million in 1998, 1997 and 1996, respectively. Cash used during 1998 and 1997 was primarily attributable to investment in capital expenditures which was mainly for the Charleston, South Carolina distribution facility. Cash used during 1996 was primarily attributable to investments in capital expenditures and partially offset by the change in investments of available cash to cash equivalents from short-term investments. See note 2 of Notes to Consolidated Financial Statements for definition of cash equivalents and short-term investments. The Company had capital expenditures of $19.2 million, $49.7 million and $40.9 million in 1998, 1997 and 1996, respectively (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores).

Net cash provided by (used in) financing activities was $(18.5) million, $56.6 million and ($39.6) million in 1998, 1997 and 1996, respectively. During 1998 net cash was used for payment of long-term debt, repurchases of common stock and payment of cash dividends. Pursuant to the Company's previously announced program to repurchase up to $10 million of its common stock, the Company purchased 427,400 shares in 1998 at a total cost of $5.1 million. During 1997, net cash was provided by a new $60.0 million debt placement. During 1996, the Company utilized its revolving credit facility to partially finance its capital expenditures, working capital needs and repurchases of common stock. The stock repurchases consisted of 2,234,637 shares of common stock from the Company's Chairman at $8.95 per share through a private purchase and 1,686,658 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of the repurchases in 1996 was $39.7 million.

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

The Company's inventory purchases in 1998 were approximately 23% from Japanese factories and approximately 24% from German and Austrian factories combined. The significant portion of inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against potential foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency fluctuations on its business. These strategies are: (i) Currency risk sharing arrangements with the Company's Japanese suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases;
(iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

At the close of 1998, the Company had three primary distribution centers in the United States, located in Charleston, South Carolina; Secaucus, New Jersey; and Long Beach, California. While the Charleston and Secaucus facilities are owned, the Long Beach facility is leased pursuant to a lease expiring in January 2000. The Company also leases additional off-site warehouse space in separate buildings to augment the Long Beach facility. The Company's remaining warehouse operations in Secaucus, New Jersey transferred to the Charleston, South Carolina facility in March 1999. The Company is evaluating its alternatives regarding the utilization of the Secaucus facility post consolidation. The Company's 580,000 square foot distribution facility in Charleston, South Carolina became fully operational during the latter part of 1998. The Company believes that the use of state of the art distribution technology in the new Charleston facility and relief from inefficiencies resulting from overcrowding of existing facilities should provide long term benefits. The Company incurred certain transition costs in 1998 and 1997 that impacted earnings. It also anticipates certain such costs in the short-term which may impact earnings at that time. The Company began depreciating this facility in 1998.

During 1998 the Company opened 10 new retail stores, including 2 stores in Canada, and closed 4 stores. As of December 31, 1998, total retail store count increased to 158, including the 5 Canadian stores. The number of states in which the Company operates retail stores decreased to 41 and the number of Canadian provinces is 3. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening up to 10 new retail stores in each of 1999 and 2000. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additionally, as the Company expands its international operations, working capital will be required to fund increased inventories and accounts receivable.

The Company currently estimates that its aggregate capital expenditures in 1999 and 2000 will approximate up to $20 million. This includes the expansion of the Company's retail store network and expansion of its international operations. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2000. The Company is currently evaluating the requirements of SFAS 133.


Year 2000 Compliance

Like most companies, the Company is affected by Year 2000 issues. The Company has developed a program to evaluate and respond to these issues. This program has been designed to minimize risk to the Company's business and its customers using a standard five phase approach. The five phases include assessment, planning, remediation, testing and validation.

The Company has completed its assessment of internal systems and has concluded that its hardware and software are Year 2000 compliant. The Company has concluded that it will not be necessary to replace its retail point of sale hardware. As customers convert to new Year 2000 compliant EDI versions, the Company will convert them to its new EDI software.

The Company has expensed approximately $240,000 in costs related to Year 2000 compliance including the cost of upgrading internally generated software. Based on information available at this time, management believes that the remaining costs to implement the program will not be material.

Communication with respect to Year 2000 issues with the Company's customers and suppliers is ongoing. While not expected, the Company may experience delays in receipt of product which could adversely affect sales and earnings. The Company cannot currently estimate to what extent future operating results might be adversely affected by the possible failure of these third parties to successfully address their Year 2000 issues. However, the Company's program includes actions designed to identify and minimize, where possible, any third party exposures.

The costs to implement the program are based on management's estimates, which were derived utilizing numerous assumptions related to future events. There can be no guarantee that additional costs will not be incurred, or that the objective of the program, will be achieved. However, the Company continues to monitor activities related to the program designed to insure Year 2000 readiness. Contingency plans have been internally developed with respect to alternative sources of supply if a given supplier develops an inability to deliver. The need for additional plans will be reviewed during 1999.

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

The following table shows certain unaudited quarterly consolidated financial information, and such information as a percentage of net sales, for the Company during the fiscal years 1998 and 1997. The unaudited quarterly consolidated financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the information shown. The operating results are not necessarily indicative of results for any future period.

                                 QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
                              (Dollars in thousands, except per share data)

                                                       Three Months Ended
                                --------------------------------------------------------------
                                   March 31       June 30       September 30    December 31
                                -------------- --------------  --------------  ---------------
1998:
Net sales                       $76,210   100%  $83,292   100%  $104,053  100%  $147,110  100%
Gross profit                     34,332   45.1   40,513   48.6    49,932  48.0    69,731  47.4
Selling, general and
  administrative expenses        37,870   49.7   39,239   47.1    40,117  38.6    44,216  30.1
Restructuring charge               --             2,400    2.9      --               --
Income from operations           (3,538)  (4.6)  (1,126)  (1.4)    9,815   9.4    25,515  17.3
Net income                       (2,543)  (3.3)  (1,906)  (2.3)    4,571   4.4    14,141   9.6
Basic and diluted net income
  per share of common stock      $(0.14)         $(0.10)           $0.25           $0.78

1997:
     Net sales                  $73,108   100%  $83,142   100%  $100,689  100%   $140,278  100%
Gross profit                     32,772   44.8   37,900   45.6    48,297  48.0     69,415  49.5
Selling, general and
  administrative expenses        32,061   43.9   34,891   42.0    36,276  36.0     47,269  33.7
Income from operations              711    1.0    3,009    3.6    12,021  12.0     22,146  15.8
Net income                          304    0.4    1,574    1.9     6,846   6.8     12,940   9.2
Basic and diluted net income
  per share of common stock       $0.02           $0.09            $0.37           $0.71

Forward-Looking Information

   We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995). These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. Our factors include, among others, the impact on future sales and profitability of the effort to bring the Company's new distribution facility on line, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, year 2000 compliance issues, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Annual Report on Form 10-K. We will not update the forward-looking information to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to: (a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and (c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; whether the Company will be able to accomplish store closures within the current time table for closure and within the parameters of the loss provision (which are based on current estimates of closure costs), whether unanticipated year 2000 problems will impact the Company's operations; future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; and general economic risks and uncertainties.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Mikasa, Inc.


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Mikasa, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Newport Beach, California
March 2, 1999

                          MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                                                                December 31,
                                                                            -------------------
                                                                            1998         1997
                                                                            ----         ----
                                    ASSETS:
Current assets:
  Cash and cash equivalents                                              $  39,792    $  61,218
  Accounts receivable trade, net (Note 3)                                   25,436       25,594
  Inventories (Note 4)                                                     156,931      150,417
  Deferred income taxes (Note 8)                                             4,042        2,339
  Prepaid expenses and other current assets                                  3,966        5,220
                                                                         ---------    ---------
       Total current assets                                                230,167      244,788
  Property and equipment, net (Note 5)                                     129,054      119,723
  Other assets                                                                 774          886
  Intangible assets, net (Note 6)                                            4,747        5,036
                                                                         ---------    ---------
       Total assets                                                      $ 364,742    $ 370,433
                                                                         =========    =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings (Note 7)                                         $  11,690    $  11,632
  Accounts payable                                                          11,572       22,084
  Accrued expenses                                                          27,883       23,126
  Income taxes payable (Note 8)                                              7,827        4,516
                                                                         ---------    ---------
       Total current liabilities                                            58,972       61,358
Deferred income taxes (Note 8)                                               4,397        2,983
Notes payable (Note 7)                                                     100,000      110,000
                                                                         ---------    ---------
       Total liabilities                                                   163,369      174,341
                                                                         ---------    ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, undesignated, $0.01 par value;
    Authorized 20,000 shares; none issued and
    outstanding (Note 12)                                                     --           --
Common stock, $0.01 par value; authorized 80,000 shares; Issued
    and outstanding 17,950 shares at 1998 and 18,359 at 1997 (Note 12)      49,719       49,532
Accumulated other comprehensive income                                        (745)      (1,205)
Retained earnings                                                          197,183      187,470
                                                                         ---------    ---------
                                                                           246,157      235,797
Less treasury stock, 4,349 and 3,921 shares at cost at 1998 and 1997 respectively
                                                                           (44,784)     (39,705)
                                                                         ---------    ---------
       Total stockholders' equity                                          201,373      196,092
                                                                         ---------    ---------
       Total liabilities and stockholders' equity                        $ 364,742    $ 370,433
                                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                         Page 27 of 71

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                            For The Years Ended December 31,
                                            --------------------------------
                                              1998        1997      1996
                                              ----        ----      ----

Net sales (Note 2)                          $410,665   $397,217   $372,331
Cost of sales                                216,157    208,833    205,016
                                            --------   --------   --------

      Gross profit                           194,508    188,384    167,315
Selling, general and administrative
  expenses                                   161,442    150,497    130,347
Restructuring charge                           2,400
Store closure charge                            --         --        4,100
                                            --------   --------   --------
      Income from operations                  30,666     37,887     32,868
Interest expense, net (Note 7)                 6,956      2,205      1,437
                                            --------   --------   --------
      Income before income taxes              23,710     35,682     31,431
Income tax provision (Note 8)                  9,447     14,018     12,381
                                            --------   --------   --------

      Net income                            $ 14,263   $ 21,664   $ 19,050
                                            ========   ========   ========

Basic and diluted net income per share of
  common stock (Note 15)                    $   0.78   $   1.18   $   0.91
                                            ========   ========   ========

Weighted average number of shares of
  common stock outstanding and
  dilutive securities                         18,324     18,445     20,934
                                            ========   ========   ========

Cash dividend per share of common stock     $   0.20   $   0.20   $   --
                                            ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1998, 1997 And 1996
                                 (In thousands)


                                              Accumulated
                                                 Other
                             Common Stock     Comprehensive Retained   Treasury
                            Shares   Amount   Income (loss) Earnings    Stock
                            ------   ------   ------------- --------    -----

Balance, January 1, 1996    22,280   $49,532      $1,026    $149,510  $      0
Translation adjustment        --        --          (841)       --        --
Net income                    --        --          --        19,050      --
Treasury stock purchased    (3,921)     --          --          --     (39,705)
                           -------   -------      ------    --------  --------
Balance, December 31, 1996  18,359    49,532         185     168,560   (39,705)
Translation adjustment        --        --        (1,390)       --        --
Net income                    --        --          --        21,664      --
Dividends paid                --        --          --        (2,754)     --
                           -------   -------      ------    --------  --------
Balance, December 31, 1997  18,359    49,532      (1,205)    187,470   (39,705)
Translation adjustment        --        --           460        --        --
Net income                    --        --          --        14,263      --
Dividends paid                --        --          --        (4,550)     --

Stock options exercised         18       187        --          --        --
Treasury stock purchased      (427)      --         --          --      (5,079)
                           -------   -------      ------    --------  --------

Balance, December 31, 1998 $17,950   $49,719      $ (745)   $197,183  $(44,784)
                           =======   =======      ======    ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                     For The Years Ended December 31,
                                                     --------------------------------
                                                         1998      1997        1996
                                                         ----      ----        ----
Cash flows from operating activities:
 Net income                                           $ 14,263   $ 21,664    $ 19,050

 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         10,502      6,777       5,000
  Increase (decrease) in allowance for
   uncollectible accounts                                   50        (23)        149
  Decrease (increase) in accounts receivable, trade        561     (1,893)     (1,034)
  (Increase) decrease in inventories                    (6,387)   (18,631)     20,234
  Decrease (increase) in prepaid expenses, other
    current assets and other assets                      1,386        (33)        567
  (Decrease) increase in accounts payable and
    accrued expenses                                    (7,142)     4,328       5,682
  Increase (decrease) in income taxes payable            3,272     (1,390)        886
  (Decrease) increase in deferred income taxes            (290)     1,506      (1,156)
                                                      --------   --------    --------
   Net cash provided by operating activities            16,215     12,305      49,378
                                                      --------   --------    --------
Cash flows from investing activities:
 Capital expenditures                                  (19,239)   (49,671)    (40,858)
 Sales of short-term investments                          --         --        10,000
                                                      --------   --------    --------
   Net cash used in investing activities               (19,239)   (49,671)    (30,858)
                                                      --------   --------    --------
Cash flows from financing activities:
 Long-term (payments) borrowings under note agreements (10,000)    60,000        --
 Net borrowing (payments) of short-term borrowings          57       (179)         73
 Increase in debt issuance costs                          --         (422)       --
 Purchase of treasury stock                             (5,079)      --       (39,705)
 Dividends paid                                         (3,653)    (2,754)       --
 Exercise of common stock options                          187       --          --
                                                      --------   --------    --------
   Net cash (used in) provided by financing activities (18,488)    56,645     (39,632)
                                                      --------   --------    --------
   Effect of exchange rate  changes on cash
       and cash equivalents                                 86       (348)       (327)
                                                      --------   --------    --------
   Net (decrease) increase in cash and
     cash equivalents                                  (21,426)    18,931     (21,439)
Cash and cash equivalents, beginning of year            61,218     42,287      63,726
                                                      --------   --------    --------
Cash and cash equivalents, end of year                $ 39,792   $ 61,218    $ 42,287
                                                      ========   ========    ========
Supplemental cash flow disclosures:
 Interest paid                                        $  8,563   $  5,706    $  3,484
 Income taxes paid                                    $  5,670   $ 13,635    $ 10,831

The accompanying notes are an integral part of these consolidated financial statements.

                                         Page 30 of 71

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

Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments with a maturity of ninety days or less when purchased. Short-term investments consist of instruments with original maturities of six months or less. These investments are classified as short-term investments held-to-maturity. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

Intangible Assets: The excess of the purchase price over the fair market value of the net assets acquired in the 1985 acquisition of the Common Stock of the Company has been allocated to goodwill. Goodwill is amortized using the straight-line method over its estimated useful life of 40 years.

Other intangible assets consist of loan costs to obtain financing and are amortized over the terms of the related loans using the straight-line method which approximates the interest method.

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

Property And Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Useful Life
                                                  -----------
          Buildings                     31 to 40 years
          Building improvements         15 years
          Furniture and fixtures        4-15 years
          Leasehold improvements        Lesser of lease term or estimated useful
                                        life of asset

Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and resulting gains or losses are included in income.

Stock-Based Compensation: The Company follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 14 to the Company's financial statements.

Income Taxes: The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

Revenues: Revenues are recognized upon shipment of product to customers. Sales allowances, including cooperative advertising allowances, of $5,814,000, $7,143,000 and $8,223,000 in 1998, 1997 and 1996, respectively, are accounted for as a reduction of sales.

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

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically hedges against foreign currency exposures using forward exchange contracts to cover identified inventory purchase commitments. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled. At December 31, 1998, approximately $6,000,000 of forward exchange contracts hedging such commitments were outstanding.

Net Income Per Share Available to Common Stockholders: The Company adopted the provisions of SFAS No. 128, Earnings Per Share effective December 31, 1997. This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and exercise of stock options and warrants for all periods. See Note 15 "Net Income Per Share."

Comprehensive Income: The Company adopted SFAS No. 130, Reporting Comprehensive Income during the year ended December 31, 1998. This Statement requires the Company to report all changes in equity from non-owner sources, including unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments, as components of other comprehensive income. Such amounts are presented as a separate component of equity entitled "Accumulated Other Comprehensive Income" in the Statement of Financial Position. The individual components of other comprehensive income are also reported with net income (loss) as "Comprehensive Income" in the results of operations. Financial statements for earlier periods have been reclassified for comparative purposes.

Segment Reporting: The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ended December 31, 1998. This Statement supercedes substantially all the reporting requirements previously required under SFAS No. 14, Financial Reporting for Business Segments of an Enterprise and establishes certain disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. The adoption of this Statement did not have an impact upon the Company's operating results or financial position as this Statement's provisions affect only the disclosure of certain segment information in the financial statements.

Reclassifications: To conform to the 1998 presentation, certain reclassifications were made to the prior years' consolidated financial statements.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Accounts Receivable, Trade:

Receivables are net of allowances for uncollectible accounts of $790,000 and $740,000 at December 31, 1998 and 1997, respectively.

4.  Inventories:
      Inventories consist of the following (in thousands):


                                                          December 31,
                                                          ------------
                                                        1998          1997
                                                        ----          ----
     Merchandise inventory:
       United States                                  $ 130,584     $ 115,576
       International                                     13,654        12,210
     Inventory in-transit                                12,693        22,631
                                                      ---------     ---------
                                                      $ 156,931     $ 150,417
                                                      =========     =========

5.  Property and Equipment:

      Property and equipment, at cost, consist of the following (in thousands):

                                                          December 31,
                                                          ------------
                                                        1998          1997
                                                        ----          ----
     Buildings and improvements                       $ 56,985      $ 56,668
     Furniture and fixtures                             77,792        63,430
     Leasehold improvements                             25,084        20,354
                                                     ---------      --------
                                                       159,861       140,452
      Less, accumulated depreciation and amortization  (39,988)      (29,775)
                                                       119,873       110,677
     Land                                                9,181         9,046
                                                      --------      ---------
                                                      $129,054      $119,723
                                                      ========      ========

Depreciation and amortization expense for property and equipment amounted to $10,213,000, $6,511,000 and $4,753,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The Company capitalized interest related to construction of the new distribution center in South Carolina at its cost of funds. The capitalized interest amounted to $981,000, $2,994,000 and $711,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and will be depreciated over the estimated useful lives of the distribution center's assets.

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Intangible Assets:

      Intangible assets consist of the following (in thousands):

                                                          December 31,
                                                          ------------
                                                        1998          1997
                                                        ----          ----
     Goodwill                                         $   5,949     $  5,949
     Other intangible assets                              1,488        1,488
                                                      ---------     --------
                                                          7,437        7,437
       Less, accumulated amortization                    (2,690)       2,401)
                                                      ---------     --------
                                                      $   4,747     $  5,036
                                                      =========     =========

Amortization expense for intangible assets amounted to $289,000, $266,000 and $247,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  Notes Payable:

      Notes payable consist of the following (in thousands):

                                                          December 31,
                                                          ------------
                                                        1998          1997
                                                        ----          ----
     Short-term borrowings                            $  1,690      $  1,632
     Senior notes                                      110,000       120,000
                                                      --------      --------
                                                       111,690       121,632
     Less current portion                               11,690        11,632
                                                      --------      --------
     Non-current portion                              $100,000      $110,000
                                                      ========      ========

In May 1993, the Company entered into an unsecured revolving credit agreement with two banks in the amount of $50,000,000. The maturity date is May 19, 2001, subject to automatic extensions of one year beyond the current maturity date at the end of each year unless either bank delivers a notice of intention not to extend the maturity date. At December 31, 1998, there were no acceptances payable and $4,600.000 of this credit facility was used for open letters of credit and $45,400,000 of the line of credit was unused and available. Borrowings in the form of loans bear interest at the higher of the lead bank's "Base Rate" or the Federal Funds Rate plus 0.5%. At December 31, 1998, the interest rate in effect was 7.75%. Borrowings in the form of acceptances bear interest at the lead bank's quoted treasury rate for comparable time periods and amounts plus 0.5%. The interest rate in effect at December 31, 1998 was 5.25%.

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

Under the terms of the unsecured revolving credit and Senior Note agreements, the Company is required to maintain certain financial ratios. The most restrictive covenant requires the Company to maintain a minimum ratio of income before interest, income taxes and fixed charges to interest and fixed charges of
1.5 to 1.0. The Company's revolving credit and Senior Note agreements contain restrictive covenants regarding cash distributions to stockholders, including the payment of dividends. Such cash distributions made or authorized since December 31, 1996 shall not exceed $35,000,000 plus 65% of the aggregate consolidated net income (or in the case of a consolidated net loss, minus 100% of such net loss) for the period commencing on December 31, 1996 and ending on the date such a distribution would be made, provided no event of default exists or otherwise would exist.

At December 31, 1998, a subsidiary of the Company had a line of credit, which was unused and available, expiring in November 1999, unless renewed, totaling approximately $6,200,000. The interest rate at December 31, 1998, was 1.5% and any borrowings would be collateralized primarily by buildings and land.

Another subsidiary of the Company had unsecured short-term borrowings of $1,690,000 and $1,632,000 at December 31, 1998 and 1997, respectively, under a line of credit totaling approximately $1,900,000. The borrowings bear interest at 6.0% at December 31, 1998 and expiring in December 31, 1999.

The fair values of the Company's notes payable were estimated based on current rates offered to the Company for similar debt of the same remaining maturity and approximate market at December 31, 1998 and 1997.

      Maturities of notes payable for the years ended December 31 are as follows (in thousands):

             1999                                  $   11,690
             2000                                      10,000
             2001                                      10,000
             2002                                      10,000
             2003                                      10,000
             Thereafter                                60,000
                                                    ---------
                                                    $ 111,690
                                                    =========

Interest expense for the periods presented is net of interest income of $6,657,000, $4,456,000 and $2,776,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The weighted average interest rate on short-term notes payable to banks was 6.8%, 7.0%, and 6.2% for the years ended December 31, 1998, 1997 and 1996, respectively.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes:

Income tax provision consists of (in thousands):

                                        For The Years Ended December 31,
                                        --------------------------------
                                          1998          1997         1996
                                          ----          ----         ----
     Current:
       Federal                           $  7,335    $   9,475    $  11,114
       State                                  909        1,347        1,394
       Foreign                              1,493        1,690        1,029
                                         --------     --------    ---------
                                            9,737       12,512       13,537
                                         --------     --------    ---------
     Deferred:
       Federal                                279        1,379       (1,019)
       State                                   24          127         (137)
       Foreign                               (593)        --           --
                                         --------     --------    ---------
                                             (290)       1,506       (1,156)
                                         --------     --------    ---------
          Income tax provision           $  9,447     $ 14,018    $  12,381
                                         ========     ========    =========


      The components of the provision for deferred income taxes are as follows (in thousands):


                                         For The Years Ended December 31,
                                         --------------------------------
                                           1998         1997         1996
                                           ----         ----         ----
     Allowance for doubtful accounts     $    (25)    $     15    $     (58)
     Capitalized inventory costs             (153)         (29)           9
     Book/tax difference in depreciation    1,414        1,310          208
     Pension and other accrued expenses      (930)         198       (1,490)
     Foreign and State taxes, net of
      federal benefit                        (596)          12          175
                                         --------     --------    ---------
                                         $   (290)    $  1,506    $  (1,156)
                                         ========     ========    =========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities at December 31, are as follows (in thousands):

                                                1998         1997
                                                ----         ----
     Property and equipment                 $  (4,397)   $  (2,983)
     Foreign and State income taxes               727          131
     Accounts receivable                          308          283
     Inventories                                  775          622
     Pension and other accrued liabilities      2,232        1,303
                                            ---------    ---------
                                            $    (355)   $    (644)
                                            =========    =========

The Company did not record a valuation allowance against its deferred income tax assets in 1998 and 1997.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                               For The Years Ended December 31,
                                               --------------------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
     Tax provision at the federal statutory rate 35.0%       35.0%        35.0%
     State tax provision, net of federal income
      tax benefit                                 2.7%        3.0          2.8
     Other                                        2.1         1.3          1.6
                                                 ----        ----         ----
     Effective income tax rate for the year      39.8%       39.3%        39.4%
                                                 ====        ====         ====

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

                                           Minimum      Minimum
                                           Rental      Sublease
 Years Ending December 31,                Payments      Income         Net
 -------------------------                --------      ------         ---
           1999                           $  28,506     $  1,313    $  27,193
           2000                              26,174        1,294       24,880
           2001                              24,138        1,267       22,871
           2002                              23,047        1,267       21,780
           2003                              21,536        1,267       20,269
           Thereafter                        53,972        2,746       51,226
                                           --------      -------     --------
                                           $177,373      $ 9,154     $168,219
                                           ========      =======     ========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Total rent expense under leases is comprised of the following (in thousands):


                                         For The Years Ended December 31,
                                         --------------------------------
                                           1998         1997         1996
                                           ----         ----         ----
     Total rent expense                  $  24,543    $  23,455    $  20,526
     Sublease income                        (1,313)      (1,313)      (1,321)
                                           -------    ---------    ---------
       Net rent expense                    $23,230    $  22,142    $  19,205
                                           =======    =========    =========

Pension Plan: The Company has a noncontributory defined benefit pension plan covering substantially all United States employees. The benefits are based on years of service and compensation during the employee's highest compensated five consecutive years of employment. The Company's funding policy is to pay at least the minimum funding requirement under the Employee Retirement Income Security Act of 1974. The following table sets forth the plan's funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of income for the years ended December 31, 1998, 1997, 1996, which have been calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

The funded status of the plan at December 31, was (in thousands):


                                                           1998         1997
                                                           ----         ----

     Accumulated benefit obligation                     $ (10,108)   $ (8,337)
                                                        =========    ========

    Projected benefit obligation for services
      rendered to date                                  $ (14,513)   $(11,921)
    Plan assets at fair value, primarily stocks
      and U.S. government notes                            16,116       15,306
                                                        ---------    ---------
    Projected benefit obligation less than plan assets      1,603        3,385
    Unrecognized (gain) loss                               (2,407)      (3,076)
    Prior service cost not yet recognized in net
      periodic pension cost                                  (350)        (380)
    Unrecognized net assets as of January 1, 1988, being
      amortized over 15 years                                  (4)          (5)
                                                        ---------    ---------
    Prepaid pension cost                                $  (1,158)   $     (76)
                                                        =========    =========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net pension cost includes the following components (in thousands):


                                               For The Years Ended December 31,
                                               --------------------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
    Benefits earned during the year             $ 1,520    $ 1,174     $ 1,443
    Interest cost on projected benefit obligation   857        689         675
    Actual return on plan assets                 (1,541)    (2,382)     (1,458)
    Net amortization and deferral                   246      1,316         614
                                                -------    -------      -------
       Net pension cost                         $ 1,082     $   797     $ 1,274
                                                =======     =======     =======

      The following assumptions were used to develop the pension information:

                                                    1998         1997       1996
                                                    ----         ----       ----
    Discount rate                                   6.75%        7.00%     7.50%
    Rate of increase in future compensation levels  5.00%        5.00%     5.00%
    Expected long-term rate of return on assets     7.50%        7.50%     7.00%

Profit-Sharing Plan/401(k): The profit-sharing plan/401(k) (the "Plan") is a discretionary plan covering substantially all United States employees of the Company. The Plan is a defined contribution plan in which eligible employees may voluntarily elect to contribute "before-tax" dollars (deferred employee compensation) up to the lesser of 10% of their compensation or $10,000, the Internal Revenue Service's maximum, for the year ended December 31, 1998. The Company contributes an amount equal to 25% of the first 6% of each employee's contribution.

The Company's cost of the Plan was $384,000, $339,000 and $322,000 in 1998, 1997
and 1996, respectively.

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

Letters of Credit: At December 31, 1998, the Company was contingently liable for open letters of credit of approximately $4,600,000.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Store Closures Charge:

During the quarter ended June 30, 1996, the Company elected to close ten stores that were not performing up to its expectations. The Company recognized an estimated $4,100,000 in nonrecurring pre-tax charges related to these anticipated store closures in the quarter ended June 30, 1996. The store closure charges consisted primarily of the estimated costs to terminate the related leases of the stores selected for closure.

11.  Restructuring Charge:

During the quarter ended June 30, 1998, the Company recognized an estimated restructuring charge of $2,400,000 related to the consolidation of its east coast warehousing operations, credit and customer service functions with the Company's Charleston, South Carolina facility. The consolidation is anticipated to be completed by the end of the first quarter 1999. The restructuring charge consisted primarily of the estimated costs for employee separations, termination of the related warehouse lease and fixed asset impairment. At December 31, 1998, $1,300,000 of the restructuring charge is included in Accrued expenses.

12.  Stockholders' Equity:

The authorized capital stock of the Company includes 80,000,000 shares and 20,000,000 shares of common stock and preferred stock, respectively, at a par value of $.01 per share. The Company's Board of Directors has not authorized any series of this undesignated preferred stock to be issued.

During 1998, the Company repurchased 427,000 shares of common stock in the open market at an aggregate cost of $5,079,000.

During the third quarter ended September 30, 1996, the Company repurchased 2,235,000 shares of common stock from its Chairman at $8.95 per share through a private purchase and 1,686,000 shares of common stock from stockholders (excluding executive officers and directors) at $11.25 per share through a "Dutch Auction" tender offer. The aggregate cost of $39,705,000 for the repurchases was treated as a reduction of stockholders' equity. Costs of approximately $731,000 associated with these transactions have been included as a component of equity.

13.  Related Party Transactions:

The Company leases a retail store from two of its officers and directors. The lease expires on August 31, 2009, with no renewal options. The Company paid these officers and directors $155,000, $154,000 and $148,000 in lease costs during 1998, 1997 and 1996, respectively.

14.  Stock Option Plans:

On May 27, 1998, the stockholders approved the 1998 Long-Term Stock Incentive Plan (the "1998 Incentive Plan") which had been adopted by the Board in April 1998. The 1998 Incentive Plan replaced the Mikasa Long-Term Incentive Plan (the "Incentive Plan") adopted on March 17, 1994 as amended on December 18,1996. The

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998 Incentive Plan provides that the number of shares of common stock of the Company available for issuance under this plan may not exceed the sum of 1,000,000 shares plus any shares available for future awards under the Incentive Plan as of the effective date of the 1998 Incentive Plan. The total number of shares of the Company's common stock under both plans to be granted or subject to options or rights may not exceed 3,225,000. Under the 1998 Incentive Plan, no participant may be granted, in the aggregate, awards totaling more than 450,000 shares of common stock. The plan provides that the exercise price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond 10 years from that date. Options vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant for options granted during 1994 through 1998.

The range of per share exercise prices for options outstanding as of December 31, 1998 is $10.375 to $16.00. A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                            1998                    1997                   1996
                                            ----                    ----                   ----
                                               Wgtd. Avg               Wgtd. Avg              Wgtd. Avg
                                     Shares    Exer. Price   Shares    Exer. Price   Shares   Exer. Price
                                     ------    -----------   ------    -----------   ------   -----------
Outstanding at beginning of year   1,360,500     $12.74       1,051,000  $12.36      482,000    $14.81
Granted                              313,000      10.38         330,000   14.00      585,000     10.38
Exercised                            (18,000)     10.38            --       --          --        --
Canceled                             (57,000)     14.23         (20,500)  13.38      (16,000)    13.92
                                   ---------     ------       ---------   -----    ---------    ------

Outstanding at end of year         1,598,500     $12.25       1,360,500   12.74    1,051,000    $12.36
                                   =========     ======       =========   =====    =========    ======
Options exercisable at year-end    1,127,000     $12.52         741,750   13.10      279,25     $14.97
                                   =========     ======       =========   =====    =========    ======

Options available for future grant 1,608,500                    864,500           1,174,000
                                   =========                  =========            =========

Weighted average fair value of
options granted during the year    $    4.33                  $    5.39           $    3.93
                                   =========                  =========            =========
Weighted average remaining
contractual life in years                  8                          9                   9
                                   =========                  =========            =========

On May 25, 1995, the Company adopted and approved its Non-Employee Directors Stock Option Plan. Under this plan, the number of shares of common stock of the Company to be granted or subject to options or rights may not exceed 100,000. Each non-employee director shall automatically receive an option at each annual shareholders' meeting to purchase all or part of 2,500 shares of common stock.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan provides that the exercise price of the options shall be 100% of the fair market value of the common stock on the date of grant. Options expire 10 years after the date of grant. During 1998, 1997 and 1996, options to purchase 5,000 shares of common stock were granted at a per share exercise price of $12.75, $11.875 and $11.875, respectively. Options issued under this plan vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant. At December 31, 1998, 80,000 shares were available for the granting of additional options. During 1998, 1997, and 1996, no options were exercised or surrendered.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data). In determining the fair value, the Company used the Modified Black-Scholes American model, assumed a per share dividend of $0.20 per year beginning with quarterly payments in April 1998, an expected life of eight years for all grants, an expected volatility of 29.3% and a risk free interest rate of 6.5% for all years, (in thousands, except per share data):

                                          1998       1997       1996
                                          ----       ----       ----

     Net income as reported               $ 14,263   $ 21,664   $ 19,050
                                          ========   ========   ========

     Proforma                             $ 12,194   $ 19,857   $ 16,962
                                          ========   ========   ========

     Diluted net income per share as
       reported                               0.78       1.18       0.91
                                          ========   ========   ========

     Proforma                             $   0.67       1.08       0.81
                                          ========   ========   ========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Net Income Per Share:

Net income per share includes the following components (in thousands):

                                                1998        1997         1996
                                                ----        ----         ----
Basic net income per share:
Numerator:
Net income available to common stockholders   $ 14,263     $ 21,664    $ 19,050
                                              ========     ========    ========
Denominator:
  Average common shares outstanding             18,221       18,359      20,894
                                              ========     ========    ========

Diluted net income per share:
Numerator:
  Net income available to common shareholders $ 14,263     $ 21,664    $ 19,050
                                              ========     ========    ========
Denominator:
  Denominator - Basic net income per share      18,221       18,359      20,894
  Effect of dilutive securities
    Common stock options                           103           86          40
                                              --------     --------    --------
                                                18,324       18,445      20,934
                                              ========     ========    ========

    16.   Segment Information:

The Company's reportable segments are based on channels of distribution and geographic operations. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements except certain of the information reported herein is reported upon the basis of the Company's internal management reporting systems rather than under generally accepted accounting principles. Specifically, if the Company were to adjust its accounting to generally accepted accounting principles, the result would be to increase cost of sales for its Retail Accounts Group and decrease cost of sales by the identical amount for its Direct to Consumers Group to adjust for inter-company profits (i.e. for internal reporting and management purposes, amounts related to all inter-company inventory profit eliminations result in a higher cost of sales to the Direct to Consumers Group). Furthermore, since part of the mission of the Company's Direct to Consumers Group is to liquidate slow moving or out of season products within the Company's inventories, the allocation of related mark downs for this activity is inherently subjective and virtually impossible to account for on the basis of generally accepted accounting principles within segments. The Company evaluates

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the performance of its operating segments based on direct operating income or losses. Each segment records direct expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest or certain corporate overhead expenses to operating segments. Identifiable assets are primarily those directly used in the operations of each segment which consist of inventories. No individual customer accounted for greater than 10% of consolidated net sales for any period presented.

Summarized financial information concerning the Company's reportable segments as of December 31, is shown in the following table (in thousands):


                                                             1 9 9 8
                                     ---------------------------------------------------------

                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   --------------------------
Net sales                            $238,774   $137,794   $376,568   $ 34,097    $410,665
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 32,309   $ 25,048   $ 57,357   $  3,606    $ 60,963
                                     ========   ========
U.S. corporate overhead
  expenses                                                   27,897       --        27,897
Restructuring charge                                          2,400       --         2,400
                                                           --------   --------    --------
  Operating income                                           27,060      3,606      30,666
Interest expense, net                                         6,265        691       6,956
                                                           --------   --------    --------
  Income before income taxes                               $ 20,795   $  2,915    $ 23,710
                                                           ========   ========    ========
Long lived assets                                          $129,143   $  5,432    $134,575
                                                           ========   ========    ========
Inventories                          $ 45,765   $ 97,512   $143,277   $ 13,654    $156,931
                                     ========   ========   ========   ========    ========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             1 9 9 7
                                     ---------------------------------------------------------
                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   --------------------------
Net sales                            $223,459  $145,669    $369,128   $ 28,089    $397,217
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 32,879   $ 33,013   $ 65,892   $  4,835    $ 70,727
                                     ========   ========
U.S. corporate overhead
  expenses                                                   32,840       --        32,840
Restructuring charge                                           --         --          --
                                                           --------   --------    --------
  Operating income                                           33,052      4,835      37,887
Interest expense, net                                         1,775        430       2,205
                                                           --------   --------    --------
  Income before income taxes                               $ 31,277   $  4,405    $ 35,682
                                                           ========   ========    ========
Long lived assets                                          $121,978   $  3,667    $125,645
                                                           ========   ========    ========
Inventories                          $ 46,448   $ 91,759   $138,207   $ 12,210    $150,417
                                     ========   ========   ========   ========    ========


                                                             1 9 9 6
                                     ---------------------------------------------------------
                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   --------------------------
Net sales                            $197,463   $149,901   $347,364   $ 24,967    $372,331
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 32,332   $ 31,322     63,654      2,990      66,644
                                     ========   ========
U.S. corporate overhead
  Expenses                                                   29,676       --        29,676
Store closure charge                                          4,100       --         4,100
                                                           --------   --------    --------
  Operating income                                           29,878      2,990      32,868
Interest expense, net                                         1,322        115       1,437
                                                           --------   --------    --------
  Income before income taxes                               $ 28,556   $  2,875    $ 31,431
                                                           ========   ========    ========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Comprehensive Income:

The following table reflects comprehensive income as of December 31 (in thousands):


                                               1998         1997         1996
                                               ----         ----         ----
Net income                                  $  14,263    $  21,664    $  19,050
                                            =========    =========    =========

Other comprehensive income (loss)
  Foreign currency translation adjustment         460       (1,390)        (841)
                                            ---------    ---------    ---------
Comprehensive income                        $  14,723    $  20,274    $  18,209
                                            =========    =========    =========

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a)The following documents are filed as a part of this Report:

      (1)Financial Statements:

         Report of Independent Accountants
         Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Income For The Years Ended
           December 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity For The Years
           Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows For The Years Ended
           December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

      (2)Financial Statement Schedules:

         The following financial statement schedule of Mikasa, Inc. and Subsidiaries for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mikasa, Inc. and Subsidiaries.

      Schedule                                                    Page
      --------                                                    ----
         II    Valuation and Qualifying Accounts                   53

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

         Exhibit
            No.                           Description
            ---                           -----------
           * 3.1 -- Restated Certificate of Incorporation of Registrant
           * 3.2 -- By-laws of the Registrant
           * 4.1 -- Specimen certificate for shares of Common Stock of the Registrant
             4.2 -- Note Purchase Agreements dated as of June 4, 1997 by and among Mikasa, Inc., American Commercial, Incorporated and various Noteholders with Notes issued thereunder, incorporated by reference to exhibit 4.2 filed with the Registrant's Form 10-Q filed May 14, 1997
             4.3 -- Amendment dated June 4, 1997 to Note Purchase Agreements dated May 1, 1993 by and among Mikasa, Inc., American Commercial, Incorporated and various Noteholders with Notes issued thereunder, incorporated by reference to exhibit 4.3 filed with the Registrant's Form 10-Q filed November 14, 1997
           *10.2 -- Management Agreement dated December 31, 1992 by and between American Commercial, Incorporated and Mikasa Nagoya Holdings, Inc.
           *10.4 -- Partnership Agreement for Mikasa Europe Distribution GmbH &
                    Co. KG (German copy and English translation)
           *10.5 -- Note Purchase Agreements dated as of May 1, 1993 by and among Mikasa, Inc., American Commercial, Incorporated and various Noteholders with Notes issued pursuant thereto
           *10.6 -- Revolving Credit Agreement dated May 19, 1993 by and among
                    Mikasa, Inc., American Commercial, Incorporated, The First National Bank of Boston and The Tokai Bank, Ltd. with Notes issued pursuant thereto

          Exhibit
            No.                           Description
            ---                           -----------
           10.7 -- Mikasa, Inc. Long-Term Incentive Plan (Amended and Restated as of December 18, 1996) incorporated by reference to exhibit 10.7 filed with the Registrant's Form 10-K filed March 31, 1997
          *10.8  -- Lease between The Equitable Life Assurance Society of the
                    United States and American Commercial, Incorporated for the lease of premises at 20633 South Fordyce Street, Long Beach, California
          *10.10 -- Lease between Main Street Associates and Tabletop
                    Merchandisers, Inc. for lease of premises at 93-95 Main Street, Flemington, New Jersey
         **10.12 -- Mikasa, Inc. Non-Employee Directors Stock Option Plan
           10.13 -- Stock Purchase Agreement dated August 6, 1996, between Alfred J. Blake and Mikasa, Inc., incorporated by reference to exhibit (c) (1) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996
           10.14 -- Employment and Consulting Agreement dated August 6, 1996, between Alfred J. Blake and American Commercial, Incorporated and Mikasa, Inc., incorporated by reference to exhibit (c) (2) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996
           10.15 -- Mikasa, Inc. 1998 Long-Term Stock Incentive Plan incorporated by reference to exhibit A filed with the Registrant's Proxy Statement filed April 22, 1998
           10.16 -- Amendment dated May 29, 1998 to Revolving Credit Agreement dated May 19, 1993 by and among Mikasa, Inc., American Commercial, Incorporated, BankBoston and The Tokai Bank, Ltd. With Notes issued pursuant thereto
           10.17 -- Amendment dated March 16, 1999 to Lease dated September 1, 1989 between Main Street Associates and Tabletop Merchandisers, Inc. dba Mikasa Factory Store
           21.1  -- Subsidiaries of the Registrant
           23.1  -- Consent of PricewaterhouseCoopers LLP
           27    -- Financial Data Schedule
           99    -- Offer to Purchase, dated August 8, 1996, incorporated by reference to exhibit (a) (1) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996

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

      ** Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-93936) filed June 23, 1995.

   (b)Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998

                                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1999.


                                    MIKASA, INC.


                                    By:/s/ Raymond B. Dingman
                                       --------------------------
                                       Raymond B. Dingman
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1999.


            Signature                                 Title(s)
            ---------                                 --------

/s/ Alfred J. Blake                  Chairman of the Board
---------------------------------
Alfred J. Blake

/s/ Raymond B. Dingman               President, Chief Executive Officer and
---------------------------------    Director (Principal Executive Officer)
Raymond B. Dingman

/s/ Brenda W. Flores                 Vice President, and Chief Financial Officer
---------------------------------   (Principal Financial and Accounting Officer)
Brenda W. Flores

/s/ George T. Aratani                Director
---------------------------------
George T. Aratani

/s/ Norman R. Higo                   Director
---------------------------------
Norman R. Higo

/s/ Joseph S. Muto                   Director
---------------------------------
Joseph S. Muto

/s/ Anthony F. Santarelli            Director
---------------------------------
Anthony F. Santarelli

                               REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Stockholders
Mikasa, Inc.


Our report on the consolidated financial statements of Mikasa, Inc. and Subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 54 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





PricewaterhouseCoopers LLP

Newport Beach, California
March 2, 1999



                        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                         (In thousands)



                                                                 Additions
                                                    Balance at    Charged                Balance
                                                    Beginning     to Costs               at End of
             Description                            of Period       and      Deductions   Period
                                                                 Expenses
--------------------------------------              ---------   ---------    ----------  ---------
                                                                                 (a)
Year Ended December 31, 1996
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable      $  614    $  460        $  311      $  763

Year Ended December 31, 1997
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable      $  763    $  750        $  773      $  740

Year Ended December 31, 1998                             $740      $225          $175        $790
Reserves deducted from assets to which they apply:
  Allowances for uncollectible accounts receivable



(a)  Accounts written off, net of recoveries

                                          MIKASA, INC.
                                   Annual Report on Form 10-K
                                       December 31, 1998

                                       INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                                Numbered
  No.                           Description                              Page
  ---                           -----------                              ----

10.16 -- Amendment dated May 29, 1998 to Revolving Credit Agreement dated May 19, 1993 by and among Mikasa, Inc., American Commercial, Incorporated, BankBoston and The Tokai Bank, Ltd.
         With Notes issued pursuant thereto                                  55

10.17 -- Amendment dated March 16, 1999 to Lease dated September 1,
         1989 between Main Street Associates and Tabletop Merchandisers,
         Inc. dba Mikasa Factory Store                                       63

21.1 --  Subsidiaries of the Registrant                                      66

23.1 --  Consent of PricewaterhouseCoopers LLP                               70

27   --  Financial Data Schedule                                             71

Exhibit 10.16

                         FIRST AMENDMENT AGREEMENT

      FIRST AMENDMENT AGREEMENT dated as of May 29, 1998 (this "Amendment") by and among MIKASA, INC., a California corporation ("Mikasa"), AMERICAN COMMERCIAL INCORPORATED (the "Borrower" and together with Mikasa, the "Obligors"), BANKBOSTON, N.A., formerly known as The First National Bank of Boston ("BKB"), THE TOKAI BANK, LTD. ("Tokai" and together with BKB, the "Banks"), and BANKBOSTON, N.A., formerly known as The First National Bank of Boston, as agent (the "Agent"), amending the Revolving Credit Agreement dated as of May 19, 1993 (as amended and in effect, the "Agreement") among the Obligors, the Banks and the Agent.

      WHEREAS, the Company has requested that the Agent and the Banks amend certain provisions of the Agreement; and

      WHEREAS, upon the terms and subject to the conditions contained herein, the Agent and the Banks are willing to amend such provisions;

      NOW THEREFORE, in consideration of the mutual agreements contained in the Agreement, the other Loan Documents and this Amendment and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      Section 1. AMENDMENT OF REFERENCES TO "FNBB". The Agreement is hereby amended by deleting all references to "FNBB" contained therein and substituting in lieu of each such reference the text "BKB".

      Section 2. AMENDMENT OF SECTION 1 OF THE AGREEMENT. Section 1 of the Agreement is hereby amended by inserting the following new definitions in the places required by alphabetical order:

      "NEW NOTE PURCHASE AGREEMENT. The several Note Purchase Agreements dated June 4, 1997 pursuant to which Mikasa and the Borrower issued $60,000,000 of 7.38% Senior Notes due June 4, 2007 to the purchasers thereof, in the form delivered to the Agent and the Banks prior to May 29, 1998."

      "TOTAL SUBSIDIARY DEBT/PREFERRED STOCK: At any time, the aggregate amount of Total Domestic Subsidiary/Preferred Stock PLUS the aggregate amount of Total Foreign Subsidiary Debt/Preferred Stock."

      Section 3. AMENDMENT OF SECTION 2.6 OF THE AGREEMENT. Section 2.6 of the Agreement is hereby amended by inserting, at the end thereof, the following text: "In connection with the joint and several liability which each of the

Co-Debtors is accepting pursuant to this Section 2.6, each of the Co-Debtors hereby waives any and all suretyship and like defenses which might otherwise be available to it, whether as a secondary obligor or otherwise."

      Section 4. AMENDMENT OF SECTION 9(A)(VII) OF THE AGREEMENT. Section 9(a)(vii) of the Agreement is hereby deleted in its entirety, and the following new subparagraph (vii) is hereby substituted in lieu thereof:

      "(vii) comply in all material respects with its covenants and agreements contained in Section 7 of the Note Purchase Agreement (as amended from time to time) unless compliance is waived thereunder and Sections 9 and 10 of the New Note Purchase Agreement (as amended from time to time) unless compliance is waived thereunder; and".

      Section 5. AMENDMENTS OF 9(B) OF THE AGREEMENT. Section 9(b) of the Agreement is hereby amended by:

                  (a) deleting subparagraph (i) thereof in its entirety and substituting in lieu thereof the following text:

                  "(i) (A) create, incur, issue, guarantee, assume or otherwise become liable for any Indebtedness other than (1) Indebtedness of Mikasa or the Borrower, PROVIDED THAT at the time of incurrence thereof no Default or Event of Default has then occurred and is continuing or would result from such incurrence, (2) Indebtedness of the Borrower's Subsidiaries (whether Domestic Subsidiaries or Foreign Subsidiaries) to Persons other than Mikasa or any of its Subsidiaries; PROVIDED THAT (x) immediately after giving effect thereto, Total Subsidiary Debt/Preferred Stock does not exceed twelve percent (12%) of Consolidated Net Worth at such time and (y) no Default or Event of Default has occurred and is then continuing or would result from the incurrence of such Indebtedness, and (3) Indebtedness of the Borrower's Subsidiaries to Mikasa or any of its Subsidiaries; or

                      (B) permit any of the Borrower's Subsidiaries (whether
            Domestic Subsidiaries or Foreign Subsidiaries) to issue any preferred stock unless (1) such preferred stock is to be held by Mikasa, the Borrower or a wholly-owned Subsidiary of the Borrower or
            (2) such preferred stock constitutes preferred stock which is not convertible into Voting Stock and which is to be held by Persons other than Mikasa, the Borrower or a wholly-owned Subsidiary of the Borrower and (x) after giving effect to the issuance of such nonconvertible preferred stock, Total Subsidiary Debt/Preferred Stock shall not exceed twelve percent (12%) of Consolidated Net

            Worth at such time and (y) immediately prior to and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist.

            In connection with the foregoing, Mikasa and the Borrower agree as follows:

            If Mikasa, the Borrower or any of their subsidiaries shall sell or otherwise dispose of any Indebtedness of any Subsidiary or any preferred stock of any Subsidiary to any Person other than to Mikasa, the Borrower or a wholly-owned Subsidiary of the Borrower, such Indebtedness or such preferred stock shall be deemed, for purposes of this Section 9(b), to have been issued at such time and such sale or other disposition shall not be consummated if it shall breach any of the requirements of this Section 9(b). Except as permitted under Section 9(b) hereof, Mikasa and the Borrower will not, and neither of them will permit any of their Subsidiaries to, sell or otherwise dispose of any Indebtedness or preferred stock of any such Subsidiary to any Person other than to Mikasa, the Borrower or a wholly owned Subsidiary of the Borrower. Furthermore, anything contained herein to the contrary notwithstanding, neither Mikasa nor the Borrower shall permit MLI to incur any Indebtedness or issue any preferred stock except (i) Indebtedness owing to, or preferred stock to be owned by, the Borrower (which Indebtedness or preferred stock the Borrower will not transfer or otherwise dispose of) and (ii) other unsecured Indebtedness necessary for the operation of MLI's retail sales business in Nevada in an aggregate amount not to exceed One Hundred Thousand Dollars ($100,000) at any time."

                  (b) deleting clause (H) of subparagraph (iii) thereof in its entirety and substituting in lieu thereof the text "intentionally omitted;"

                  (c) deleting clause (I) of subparagraph (iii) thereof in its entirety and substituting in lieu thereof the text "intentionally omitted"; and

                  (d) deleting from clause (K) of subparagraph (iii) thereof the text "ten percent (10%)" and substituting in lieu thereof the text "twelve percent (12%)";

                  (e) deleting clause (A) of subparagraph (iv) thereof in its entirety and substituting in lieu thereof the following text:

                              (A) "distributions by Mikasa in respect of its
                  capital stock and immediately after giving effect thereto,

                  (I) the aggregate amount of all distributions (other than the distributions referred to in clause (E) and clause (F) below) made or authorized after January 1, 1997 does not exceed the sum of-

                        (1) sixty-five percent (65%) of the aggregate
            Consolidated Net Income (or, in case such aggregate Consolidated Net Income shall be a deficit, MINUS one hundred percent 100% of such deficit) for the period commencing on January 1, 1997 and ending on the date such distribution is to be made; PLUS

                        (2)   $35,000,000; and

                  (II) no Default or Event of Default then exists or would
            result therefrom;"

                  (f) deleting the text of clauses (B), (C) and (D) of subparagraph (iv) thereof and substituting in lieu thereof, in each such clause, the text "intentionally omitted;".

      Section 6. AMENDMENTS OF SECTION 9(C) OF THE AGREEMENT. Section 9(c) of the Agreement is hereby amended by:

                  (a) deleting the text "they will not:" at the end of the introductory text thereto and substituting in lieu thereof the text "they will not do any of the following:";

                  (b) inserting, at the end of subparagraph (ii) thereof, the text "or";

                  (c) (i) deleting the dollar amount "$70,000,000" from clause
      (A) of subparagraph (iii) thereof and substituting in lieu thereof the dollar amount "$140,000,000"; (ii) deleting the text "the Closing Date" from clause (B) of subparagraph (iii) thereof and substituting in lieu thereof the text "December 31, 1996"; and (iii) deleting the text "; or" at the end of subparagraph (iii) thereof and substituting in lieu thereof a period ("."); and

                  (d) deleting subparagraph (iv) thereof in its entirety.

      Section 7. AMENDMENT OF SECTION 10(E) OF THE AGREEMENT. Section 10(e) of the Agreement is hereby deleted in its entirety, and the following new subparagraph (e) is hereby substituted in lieu thereof:

            "(e) The Borrower or any of its Subsidiaries shall be in default under the Note Purchase Agreement, the New Note Purchase Agreement or any other agreement or agreements evidencing Indebtedness owing to any Bank or any affiliate of any Bank or in excess of $2,000,000 in aggregate principal amount, or shall fail to pay such Indebtedness when due, or within any applicable period of grace;".

      Section 8. AMENDMENT OF SECTION 14.2 OF THE AGREEMENT. Section 14.2 of the Agreement is hereby amended by inserting, in clause (b) of the fourth sentence thereof, immediately after the text "which is shown with its signature below ("and immediately before the text "unless such party has...", the text "or, in the case of any Bank, its address set forth on SCHEDULE 1-A hereto or".

      Section 9. AMENDMENT OF SCHEDULE 1-A TO THE AGREEMENT. SCHEDULE 1-A to the Agreement is hereby amended by deleted in its entirety and SCHEDULE 1-A attached hereto is hereby substituted in lieu thereof.

      Section 10. CONDITIONS TO EFFECTIVENESS. This Amendment shall be deemed to be effective as of May 29, 1998 (the "Effective Date") upon the Agent's receipt on or before July 1, 1998, of facsimile copies of original counterparts (to be followed promptly by original counterparts) or original counterparts of this Amendment, duly executed by each of the Obligors, the Agent and the Banks.

      Section 11. REPRESENTATIONS AND WARRANTIES; NO DEFAULT; AUTHORIZATION. Each of the Obligors hereby represents and warrants to each of the Agent and the Banks as follows:

                  (a) Each of the representations and warranties of each of the Obligors contained in the Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with the Agreement, the other Loan Documents or this Amendment was true as of the date as of which it was made, and no Default or Event of Default has occurred and is continuing as of the date of this Amendment; and

                  (b) This Amendment has been duly authorized, executed and delivered by each of the Obligors, and shall be in full force and effect upon the satisfaction of the conditions set forth in Section 10 hereof, and the agreements of each of the Obligors, contained herein, in the Agreement, as herein or heretofore amended, or in the other Loan Documents, as heretofore amended, respectively constitute the legal, valid and binding obligations of each Obligor, party hereto or thereto, enforceable against such Obligor in accordance with their respective terms.

      Section 12. RATIFICATION, ETC. Except as expressly amended hereby, the Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in an respects and shall continue in full force and effect. All references in the Agreement or such other Loan Documents or in any related agreement or instrument to the Agreement or such other Loan Documents shall hereafter refer to such agreements as amended hereby, pursuant to the provisions of the Agreement.

      Section 13. NO IMPLIED WAIVER, ETC. Except as expressly provided herein, nothing contained herein shall constitute a waiver of, impair or otherwise affect any of the Obligations, any other obligations of either Obligor or any right of the Agent or the Banks consequent thereon. The waivers and consents provided herein are limited strictly to their terms. Neither the Agent nor either of the Banks shall have any obligation to issue any further waiver or consent with respect to the subject matter hereof or any other matter.

       Section 14. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but which together shall constitute one and the same instrument.

       Section 15. GOVERNING LAW. THIS AMENDMENT SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA (WITHOUT REFERENCE TO CHOICE OR CONFLICTS OF LAWS).

       IN WITNESS WHEREOF, the parties hereto have executed this Amendment as a document under seal as of the date first above written.

                           BANKBOSTON, N.A., formerly known as
                           The First National Bank of Boston, individually and as Agent


                           By: /s/
                              ---------------------------------------
                              Title: Director


                           THE TOKAI BANK, LIMITED


                           By: /s/
                              ---------------------------------------
                              Title: Senior Vice President and
                                     Assistant General Manager

                           MIKASA, INC.


                           By: /s/
                              ---------------------------------------
                              Title: Vice President and Chief Financial Officer

                           By: /s/
                              ---------------------------------------
                              Title: Secretary and General Counsel


                           AMERICAN COMMERCIAL, INCORPORATED


                           By:
                              ---------------------------------------
                              Title:



                           AMERICAN COMMERCIAL, INCORPORATED


                           By: /s/
                              ---------------------------------------
                              Title: Vice President and Chief Financial Officer

                           By: /s/
                              ---------------------------------------
                              Title: Secretary and General Counsel

                               SCHEDULE 1A

BANK                         COMMITMENT AMOUNT    COMMITMENT PERCENTAGE
----                         -----------------    ---------------------
Bank Boston, N.A.              $30,000,000                60%
100 Federal Street
Mail Code: 01-09-05
Boston, MA 02110
Attn: Nancy E. Fuller

The Tokai Bank,                $20,000,000                40%
Limited
300 South Grand
Avenue, 7th Floor
Los Angeles, CA 90071
Attn: Allen Sasaki

Exhibit 10.17

                             AMENDMENT TO LEASE


                               March 16, 1999


Tabletop Merchandisers, Inc.
20633 South Fordyce Avenue
Long Beach, CA  90810

Attn: Joseph S. Muto
      Secretary and General Counsel


Re: Lease dated September 1, 1989 (the "Lease"), between Main Street Associates ("Landlord") and Tabletop Merchandisers, Inc. dba Mikasa Factory Store ("Tenant"), concerning a 9600 square foot building located at 93-95 Main Street, Flemington, NJ, with Guaranty by American Commercial, Incorporated ("Guarantor").

Gentlemen:

For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord, Tenant and Guarantor agree to and do hereby amend the Lease in the following respects:

      1. Term: Notwithstanding that the Term of the Lease is scheduled to expire on August 31, 1999, Landlord, Tenant and Guarantor agree that the Term of the Lease is hereby extended for a period of ten (10) years to and shall expire on August 31, 2009 ("Extended Term").

      2. Base Rent During Extended Term: Commencing as of September 1, 1999 and continuing through the Extended Term, Tenant shall pay to Landlord annual Base Rent in an amount equal to One Hundred Seventy Two Thousand Eight Hundred Dollars ($172,800.00), or Fourteen Thousand Four Hundred Dollars ($14,400.00) per month, which Base Rent shall be payable in accordance with the terms of Section 3.1 of the Lease. Provided further that the Base Rent shall be increased by three per cent (3%) on September 1, 2000 and each yearly anniversary thereafter. In connection therewith, Landlord and Tenant agree that
            (i) Section 3.3 of the Lease shall be of no force and effect during the Extended Term, and

Tabletop Merchandisers, Inc.
March 16, 1999
Page 2


            (ii) Tenant shall continue to pay additional rent and other sums payable by Tenant pursuant to the terms of the Lease.

Except as expressly set forth in this Amendment, all defined terms herein shall have the respective meanings as set forth in the Lease and the terms and provisions of the Lease, as amended by this Amendment, and Guaranty shall be and remain in full force and effect.

                                        Yours truly,

                                        "Landlord"
                                        Main Street Associates,
                                        a New Jersey partnership


                                        By: /s/ Anthony F. Santarelli
                                            -------------------------------
                                                Anthony F. Santarelli
                                        Title:  General Partner

The Foregoing is Accepted and Agreed To This 16 day of March, 1999:

                                        "Tenant"
                                        Tabletop Merchandisers, Inc.,
                                        a Delaware corporation


                                        By: /s/ Joseph S. Muto
                                            --------------------------------
                                                Joseph S. Muto
                                        Title:  Secretary

Tabletop Merchandisers, Inc.
March 16, 1999
Page 3

                                        "Guarantor"
                                        American Commercial, Incorporated,
                                        a California corporation


                                        By: /s/ Joseph S. Muto
                                            --------------------------------
                                                Joseph S. Muto
                                        Title:  Secretary

Exhibit 21.1

                                                  Dated as of December 31, 1998
                                                  -----------------------------

                                  SUBSIDIARIES OF MIKASA, INC.

                                                          Percentage
                                                          of Voting            Names Under
                              State of       States of       Stock         Which Subsidiaries
        Company            Incorporation  Qualification  (Securities)         Do Business
=======================    =============  ============= ================== ====================
American Commercial,        California    New Jersey,   100% owned by      Mikasa
Incorporated ("ACI")                      New York      Mikasa, Inc.       Mikasa Factory Store
                                                                           Studio Nova
                                                                           Christopher Stuart
                                                                           Home Beautiful
-----------------------    -------------  ------------- ------------------ --------------------
                                      SUBSIDIARIES OF ACI

Dinnerware Plus, (AL) Inc.  Delaware      Alabama       100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (AZ) Inc.  Delaware      Arizona       100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (CA) Inc.  Delaware      California    100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (CO) Inc.  Delaware      Colorado      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (CT) Inc.  Delaware      Connecticut   100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (DE) Inc.  Delaware      Delaware      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (GA) Inc.  Delaware      Georgia       100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (HI) Inc.  Delaware      Hawaii        100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (ID) Inc.  Delaware      Idaho         100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (IA) Inc.  Delaware      Iowa          100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (IL) Inc.  Delaware      Illinois      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (IN) Inc.  Delaware      Indiana       100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------



                                                          Percentage
                                                          of Voting            Names Under
                              State of       States of       Stock         Which Subsidiaries
        Company            Incorporation  Qualification  (Securities)         Do Business
=======================    =============  ============= ================== ====================
Dinnerware Plus, (KS) Inc.  Delaware      Kansas        100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (KY) Inc.  Delaware      Kentucky      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (LA) Inc.  Delaware      Louisiana     100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (MA) Inc.  Delaware      Massachusetts 100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (Maine)    Delaware      Maine         100% owned by ACI  Mikasa
Inc.                                                                       Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (MD) Inc.  Delaware      Maryland      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    -------------  ------------- ------------------ --------------------
Dinnerware Plus, (Missouri) Delaware      Missouri      100% owned by ACI  Mikasa
Inc.                                                                       Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (MI) Inc.  Delaware      Michigan      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (MN) Inc.  Delaware      Minnesota     100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (MS) Inc.  Delaware      Mississippi   100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (N.C.) Inc.Delaware      North         100% owned by ACI  Mikasa
Inc.                                      Carolina                         Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (NE) Inc.  Delaware      Nebraska      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (NH) Inc.  Delaware      New           100% owned by ACI  Mikasa
                                          Hampshire                        Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (NM) Inc.  Delaware      New Mexico    100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (NV) Inc.  Delaware      Nevada        100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (OH) Inc.  Delaware      Ohio          100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (OK) Inc.  Delaware      Oklahoma      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------




                                                          Percentage
                                                          of Voting            Names Under
                              State of       States of       Stock         Which Subsidiaries
        Company            Incorporation  Qualification  (Securities)         Do Business
=======================    =============  ============= ================== ====================
Dinnerware Plus, (OR) Inc.  Delaware      Oregon        100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (RI) Inc.  Delaware      Rhode         100% owned by ACI  Mikasa
                                          Island                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (SC) Inc.  Delaware      South         100% owned by ACI  Mikasa
                                          Carolina                         Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (Texas)    Delaware      Texas         100% owned by ACI  Mikasa
Inc.                                                                       Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (TN) Inc.  Delaware      Tennessee     100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (UT) Inc.  Delaware      Utah          100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (VA) Inc.  Delaware      Virginia      100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (VT) Inc.  Delaware      Vermont       100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (WA) Inc.  Delaware      Washington    100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus, (WI) Inc.  Delaware      Wisconsin     100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Christopher Stuart          Delaware      California,   100% owned by ACI  Mikasa
Galleries, Inc.                           New Jersey                       Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Houseware Merchandisers,    Delaware      Florida,      100% owned by ACI  Mikasa
Inc.                                      Pennsylvania                     Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Tabletop Merchandisers      Delaware      Texas         100% owned by ACI  Mikasa
(Texas), Inc.
-----------------------    ------------- ------------- ------------------ ---------------------
Mikasa Licensing, Inc.      Delaware      Nevada        100% owned by ACI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
Mikasa (CA), Inc.           California    None          100% owned by ACI
-----------------------    ------------- ------------- ------------------ ---------------------
Sinvalco Associates, Inc.   Delaware      None          100% owned by ACI
-----------------------    ------------- ------------- ------------------ ---------------------
Tabletop Merchandisers,     Delaware      New Jersey    100% owned by ACI  Mikasa
Inc. ("TMI")                                                               Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------





                                                          Percentage
                                                          of Voting            Names Under
                              State of       States of       Stock         Which Subsidiaries
        Company            Incorporation  Qualification  (Securities)         Do Business
=======================    =============  ============= ================== ====================
Mikasa Nagoya Holdings,     Delaware      None          100% owned by ACI
Inc. ("MNHI")
-----------------------    ------------- ------------- ------------------ ---------------------
Mikasa International, Inc.  Delaware      None          100% owned by ACI  Mikasa
("MII")
-----------------------    ------------- ------------- ------------------ ---------------------
                                       SUBSIDIARY OF TMI

Dinnerware Plus, (NY) Inc.  Delaware      New York      100% owned by      Mikasa
                                                        TMI                Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
                                       SUBSIDIARY OF MNHI

Mikasa Corporation          Japan         None          100% owned by      Mikasa
                                                        MNHI
-----------------------    ------------- ------------- ------------------ ---------------------
                                      SUBSIDIARIES OF MII

Mikasa Europe, Inc.         Delaware      None          100% owned by MII  Mikasa
-----------------------    ------------- ------------- ------------------ ---------------------
Table Fashions              Delaware      None          100% owned by MII  Mikasa
International, Inc.
-----------------------    ------------- ------------- ------------------ ---------------------
Mikasa (Canada), Inc.       Canada        None          100% owned by MII  Mikasa
("MCI")                                                                    Studio Nova
                                                                           Christopher Stuart
                                                                           Home Beautiful
-----------------------    ------------- ------------- ------------------ ---------------------
Dinnerware Plus (PR), Inc.  Puerto Rico   None          100% owned by Mll  Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
                                       SUBSIDIARY OF MCI

Dinnerware Plus (ON), Inc.  Canada        None          100% owned by MCI  Mikasa
                                                                           Mikasa Factory Store
-----------------------    ------------- ------------- ------------------ ---------------------
                                       AFFILIATES OF ACI

Mikasa Europe Distribution  Germany       None          66-2/3%            Mikasa
GmbH ("MED")
-----------------------    ------------- ------------- ------------------ ---------------------
Mikasa Europe Distribution  Germany       None          66-2/3% (including Mikasa
GmnH & Co. KG (limited                                  indirect ownership
partnership)                                            through MED)
-----------------------    ------------- ------------- ------------------ ---------------------

Exhibit 23.1
                               CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statements of Mikasa, Inc. and subsidiaries on Form S-8 (File No. 33-93936) and Form S-8 (No. 33-83250) of our reports dated March 2, 1998 on our audits of the consolidated financial statements of Mikasa, Inc. and subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.





PricewaterhouseCoopers LLP

Newport Beach, California
March 29, 1999



                                         70 of 71