Form 10-Q
period 1999-03-31
MIKASA INC
filed 1999-05-14
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
            --------

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                          33-0099676
      -------------------------------           --------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

        One Mikasa Drive, Secaucus, New Jersey           07096
       ----------------------------------------         --------
       (Address of principal executive offices)        (Zip Code)

                                 (201) 867-9210
                                 --------------
               Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No __


               As of March 31, 1999, a total of 17,689,395 shares
                   of the Registrant's Common Stock, $0.01 par
                             value, was outstanding.





                                        1
                             Exhibit Index on Page 16

                                 MIKASA, INC.

                              TABLE OF CONTENTS


                                                                   Page
                                                                   ----

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of                  3
                  March 31, 1999 and December 31, 1998

                  Consolidated Statements of Income                  4
                  for the three months ended March 31,
                  1999 and 1998

                  Consolidated Statements of Cash Flows              5
                  for the three months ended March 31,
                  1999 and 1998

                  Notes to Consolidated Financial                    6
                  Statements

         Item 2.  Management's Discussion and Analysis               8
                  of Financial Condition and Results of
                  Operations

PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                  14


         Signatures                                                 15

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIKASA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                     March 31,   December 31,
                                                       1999         1998
                                                    -----------  -----------
                                                    (Unaudited)
                    ASSETS
Cash and cash equivalents                            $  29,931    $  39,792
Accounts receivable trade, net                          31,408       25,436
Inventories                                            147,801      156,931
Prepaid expenses and other current assets                9,228        8,008
                                                     ---------    ---------
     Total current assets                              218,368      230,167
Property and equipment, net                            127,719      129,054
Notes receivable and other assets                          939          774
Intangible assets, net                                   4,675        4,747
                                                     ---------    ---------
     Total assets                                    $ 351,701    $ 364,742
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                $  11,716    $  11,690
Accounts payable                                        11,185       11,572
Other current liabilities                               27,852       35,710
                                                     ---------    ---------
     Total current liabilities                          50,753       58,972
Deferred income taxes                                    4,396        4,397
Notes payable                                          100,000      100,000
                                                     ---------    ---------
     Total liabilities                                 155,149      163,369
                                                     ---------    ---------
Preferred stock, undesignated, $0.01 par value;
   authorized 20,000 shares; none issued and
   outstanding                                            --           --
Common stock, $0.01 par value; authorized 80,000
   shares; issued and outstanding 17,689 and 17,950
   shares at March 1999 and December 1998,
   respectively                                         49,729       49,719
Cumulative translation adjustment                         (821)        (745)
Retained earnings                                      195,115      197,183
                                                     ---------    ---------
                                                       244,023      246,157
Less treasury stock, 4,610 and 4,349 shares at
   March 1999 and December 1998, respectively, at
   cost                                                (47,471)     (44,784)
                                                     ---------    ---------
     Total stockholders' equity                        196,552      201,373
                                                     ---------    ---------
     Total liabilities and stockholders' equity      $ 351,701    $ 364,742
                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)




                                       For The Three Months Ended
                                                March 31,
                                       --------------------------
                                            1999        1998
                                        -----------  -----------
Net sales                                 $ 80,335    $ 76,210
Cost of sales                               43,390      41,878
                                          --------    --------
     Gross profit                           36,945      34,332
Selling, general and
  administrative expenses                   37,305      37,870
                                          --------    --------
     Income (loss) from operations            (360)     (3,538)
Interest expense, net                        1,567         649
                                          --------    --------
     Income (loss) before income taxes      (1,927)     (4,187)
Income tax provision (benefit)                (756)     (1,644)
                                          --------    --------
     Net income (loss)                    $ (1,171)   $ (2,543)
                                          ========    ========
Basic and diluted net income (loss) per
  share of common stock                   $  (0.07)   $  (0.14)
                                          ========    ========
Weighted average number of shares
  of common stock outstanding
  and dilutive securities                   17,816      18,513
                                          ========    ========

Cash dividends per share of
  common stock                            $   0.05    $   0.05
                                          ========    ========













The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                    For The Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                         1999        1998
                                                    -----------  -----------
Cash flows from operating activities:
  Net loss                                            $ (1,171)   $ (2,543)
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization                       3,106       2,104
     Changes in operating assets and liabilities        (7,573)    (24,671)
                                                      --------    --------

          Net cash used in operating activities         (5,638)    (25,110)
                                                      --------    --------

Cash flows from investing activities:
  Capital expenditures                                  (1,356)     (6,343)
  Decrease in notes receivable                               0          23
                                                      --------    --------

          Net cash used in investing activities         (1,356)     (6,320)
                                                      --------    --------

Cash flows from financing activities:
  Net increases (decreases) in short term borrowings        44        (320)
  Purchase of treasury stock                            (2,687)       (115)
  Exercise of common stock options                          10         109
  Dividends paid                                          (897)       (918)
                                                      --------    --------
          Net cash used in financing activities         (3,530)     (1,244)
                                                      --------    --------

          Effect of exchange rate changes on cash
            and cash equivalents                           663          30
                                                      --------    --------

          Net decrease in cash and cash equivalents     (9,861)    (32,644)

Cash and cash equivalents, beginning of period          39,792      61,218
                                                      --------    --------

Cash and cash equivalents, end of period              $ 29,931    $ 28,574
                                                      ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                    (In thousands, except per share data)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.    Income Taxes:

      For the three months ended March 31, 1999, the income tax benefit was provided at an estimated annual rate of 39.2% of loss before taxes. For the three months ended March 31, 1998, income tax benefit was provided at an estimated annual rate of 39.3% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $789 at March 31, 1999 and $790 at December 31, 1998.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $43,023 at March 31, 1999 and $39,988 at December 31, 1998.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,762 at March 31, 1999 and $2,690 at December 31, 1998.

6.    Declaration of Dividend:

      On March 22, 1999, the Company declared a quarterly dividend of $0.05 per share or $897 on its common stock to stockholders of record on April 2,1999, payable on April 13, 1999.

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                    (In thousands, except per share data)

7.    Segment Information:

      The Company's reportable segments are based on channels of distribution and geographic operations. Certain of the information reported herein is reported upon the basis of the Company's internal management reporting systems rather than under generally accepted accounting principles. Specifically, if the Company were to adjust its accounting to generally accepted accounting principles, the result would be to increase cost of sales for its Retail Accounts Group and decrease cost of sales by the identical amount for its Direct to Consumers Group to adjust for inter-company profits (i.e. for internal reporting and management purposes, amounts related to all inter-company inventory profit eliminations result in a higher cost of sales to the Direct to Consumers Group). Furthermore, since part of the mission of the Company's Direct to Consumers Group is to liquidate slow moving or out of season products within the Company's inventories, the allocation of related mark downs for this activity is inherently subjective and virtually impossible to account for on the basis of generally accepted accounting principles within segments. The Company evaluates the performance of its operating segments based on direct operating income or losses. Each segment records direct expenses related and allocable to its employees and its operations.

      Summarized financial information concerning the Company's reportable segments as of March 31, is shown in the following table:

                            For The Three Months Ended
                                      March 31,
                            --------------------------
                                   1999       1998
                                ---------   ---------
Net sales:
  Direct to Consumers           $ 45,667    $ 44,162
  Retail Accounts                 27,952      25,718
                                --------    --------
  Total U.S.                      73,619      69,880
  International                    6,716       6,330
                                --------    --------
  Consolidated                  $ 80,335    $ 76,210
                                ========    ========
Direct operating income:
  Direct to Consumers           $  2,631    $  1,416
  Retail Accounts                  3,784       2,504
                                --------    --------
  Total U.S.                       6,415       3,920
  International                      351         675
                                --------    --------
  Consolidated                     6,766       4,595
U.S. corporate overhead
  expenses                         7,126       8,133
                                --------    --------
Income (loss) from operations       (360)     (3,538)
Interest expense, net              1,567         649
                                --------    --------
Income before income taxes      $ (1,927)   $ (4,187)
                                ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain financial and operations data for the periods indicated:
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
Net Sales by Channel of Distribution:
Direct to consumers                                    $   45,667   $   44,162
Retail accounts                                            27,952       25,718
International                                               6,716        6,330
                                                        ---------    ---------
     Total                                             $   80,335   $   76,210
                                                        =========    =========
U.S. Operations Data:
Stores open at beginning of period                            158          149
Stores opened during period                                     1            0
Stores closed during period                                     0            2
                                                        ---------    ---------
Stores open at end of period (1)                              159          147
                                                        =========    =========
(1) Stores in Canada open at end of period were 5
    in 1999 and 4 in 1998

Percentage increase in comparable store net sales            0.3%         0.9%

                                                            As Of March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
Total store gross square footage                        1,509,800    1,483,200

--------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Net Sales. Net sales for the three months ended March 31, 1999 (the "current period") were $80.3 million, an increase of $4.1 million or 5.4% from net sales of $76.2 million for the three months ended March 31, 1998 (the "prior period"). This increase in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided an increase of $2.2 million over the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided an increase of $1.5 million of sales over the prior period. The Company opened one new retail store during the current period. Sales from new retail stores open less than twelve months accounted for $2.2 million of the increase. This sales increase was partially offset by the sales foregone from stores closed in the last twelve months. Increase in sales through the international channel of distribution was $0.4 million. The increase in net sales was primarily attributable to an increase in number of units sold rather than in prices.

      Gross Profit. Gross profit for the current period was $36.9 million, an increase of $2.6 million or 7.6% over the prior period's gross profit of $34.3 million. Gross profit as a percentage of net sales increased to 46.0% in the current period from 45.1% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the retail accounts and international channels of distribution.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $37.3 million, a decrease of $0.6 million or 1.5% from the prior period of $37.9 million. As a percentage of net sales, such expenses decreased to 46.4% in the current period from 49.7% in the prior period. During the current period, $1.5 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 1999. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $0.8 million in expenses were recognized from the stores closed in the last twelve months. Operating expenses were also offset by decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility during the current period.

      Income (loss) from Operations. Loss from operations in the current period was ($0.4) million, an improvement of $3.1 million from the prior period's loss from operations of ($3.5) million. This represented an improvement as a percentage of net sales to (0.4%) in the current period from (4.6%) in the prior period.

      Interest Expense, Net. Net interest expense was $1.5 million in the current period, an increase of $0.9 million from the prior period of $0.6 million. This increase was primarily due to recognition of interest expense in the current period for the construction of the Company's Charleston, South Carolina facility which was capitalized in the prior period.

Liquidity and Capital Resources

      Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, which mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $50.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, which mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001, subject to automatic extensions in one year increments at the end of each commitment year, unless either bank delivers a notice of intention not to extend the maturity date. As of March 31, 1999, $8.1 million had been used for letters of credit under the revolving credit facility. The balance of $41.9 million was unused and available. The Company's senior notes and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

      The Company had working capital of $167.6 million at March 31, 1999 and working capital of $171.2 million at December 31, 1998. Net cash used in operating activities was $5.6 million and $25.1 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in net cash used in operating activities was primarily attributable to a decrease in inventory.

      Net cash used in investing activities was $1.4 million and $6.3 million in the three months ended March 31, 1999 and 1998, respectively. The Company made capital expenditures of $1.4 million and $6.3 million in the three months ended March 31, 1999 and 1998, respectively (consisting primarily of expenditures for fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores).

      Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of its common stock, the Company has purchased 688,800 shares through March 31, 1999 at a total cost of $7.7 million.

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

      The Company has two primary distribution centers in the United States, located in Charleston, South Carolina and Long Beach, California. While the Charleston facility is owned, the Long Beach facility is leased. The Company also leases additional off-site warehouse space in separate buildings to augment the Long Beach facility. The Company has its corporate office facility in Secaucus, New Jersey which is Company owned. After transfer of the Secaucus facility's warehouse function to the Company's Charleston distribution facility, the warehouse portion of the facility was leased to an unrelated third party in April 1999. The lease term is for 9 years and will provide annually in excess of $1 million in after-tax income. The Company's 580,000 square foot distribution facility in Charleston, South Carolina became fully operational during the latter part of 1998. The Company incurred certain transition costs in 1998 and 1997 that impacted earnings, a portion of which may continue to impact future operating results in the short-term. The Company began depreciating this facility in 1998.

      During the first quarter of 1999, the Company opened one new retail store in the United States to end the quarter with 159 stores, including the 5 Canadian stores. The number of states in which the Company operates retail stores is 41 and the number of Canadian provinces is 3. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening up to 10 new retail stores in each of 1999 and 2000, including the store that was opened in the first quarter. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additionally, as the Company expands its international operations, working capital will be required to fund increased inventories and accounts receivable.

      The Company currently estimates that its aggregate capital expenditures in 1999 and 2000 will approximate up to $20 million. This includes the expansion of the Company's retail store network and expansion of its international operations. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2000. The Company is currently evaluating the requirements of SFAS No. 133.

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

      The costs to implement the program are based on management's estimates, which were derived utilizing numerous assumptions related to future events. There can be no guarantee that additional costs will not be incurred, or that the objective of the program, will be achieved. However, the Company continues to monitor activities related to the program designed to insure Year 2000 readiness. Contingency plans have been internally developed with respect to alternative sources of supply if a given supplier develops an inability to deliver. The need for additional plans is being reviewed during 1999.

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

      The Company's results of operations may also fluctuate from quarter to quarter in the future as a result of the amount and timing of sales contributed by, and expenses related to, the opening of new retail stores and the integration of such stores into the operations of the Company, as well as other factors. The addition of a significant number of retail stores, as is anticipated with the Company's store expansion program, can therefore significantly affect results of operations on a quarter-to-quarter basis. As the addition of new stores continues, operating income for the first and second quarters will be more impacted by the combination of seasonally lower sales volumes during this period and increased operating expenses. The increase in operating expenses is principally due to an increased percentage of fixed expenses that relate to retail stores and the additional incremental expense from new developing stores.

Forward-Looking Information

      We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995). These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. Our factors include, among others, the impact on future sales and profitability of the effort in bringing the Company's new distribution facility on line, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, year 2000 compliance issues, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Quarterly Report on Form 10-Q. We will not update the forward-looking information to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to: (a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and (c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; whether unanticipated year 2000 problems will impact the Company's operations; future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; and general economic risks and uncertainties.

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



                                    MIKASA, INC.
                                    (Registrant)





Date: May 14, 1999                  /s/ Raymond B. Dingman
                                    -----------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                    /s/ Brenda W. Flores
                                    -----------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.         Description                                         Page
-----------         -----------                                         ----

   27               Financial Data Schedule                              17