Form 10-Q
period 1999-06-30
MIKASA INC
filed 1999-08-16
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No __


               As of June 30, 1999, a total of 17,571,295 shares
                  of the Registrant's Common Stock, $0.01 par
                            value, were outstanding.




                                        1
                             Exhibit Index on Page 18

                                 MIKASA, INC.

                              TABLE OF CONTENTS


                                                                            Page

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of                           3
                  June 30, 1999 and December 31, 1998

                  Consolidated Statements of Income                           4
                  for the three months ended June 30,
                  1999 and 1998, and six months ended
                  June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows                       5
                  for the six months ended June 30, 1999
                  and 1998

                  Notes to Consolidated Financial                             6
                  Statements

         Item 2.  Management's Discussion and Analysis                        9
                  of Financial Condition and Results of
                  Operations

PART II.    OTHER INFORMATION

            Item 4.  Submission of Matters to a Vote of Security Holders     16

            Item 6.  Exhibits and Reports on Form 8-K                        16

            Signatures                                                       17

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIKASA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                         June 30,   December 31,
                                                           1999        1998
                                                       -----------  -----------
                                                       (Unaudited)
                    ASSETS

Cash and cash equivalents                                $  24,058    $  39,792
Accounts receivable trade, net                              23,953       25,436
Inventories                                                153,301      156,931
Prepaid expenses and other current assets                    9,908        8,008
                                                         ---------    ---------
     Total current assets                                  211,220      230,167
Property and equipment, net                                126,994      129,054
Notes receivable and other assets                            1,041          774
Intangible assets, net                                       4,602        4,747
                                                         ---------    ---------
     Total assets                                        $ 343,857    $ 364,742
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                    $  13,163    $  11,690
Accounts payable                                            14,307       11,572
Other current liabilities                                   27,168       35,710
                                                         ---------    ---------
     Total current liabilities                              54,638       58,972
Deferred income taxes                                        4,397        4,397
Notes payable                                               90,000      100,000
                                                         ---------    ---------
     Total liabilities                                     149,035      163,369
                                                         ---------    ---------
Preferred stock, undesignated, $0.01 par value;
  authorized 20,000 shares;  none issued and
  outstanding                                                 --           --
Common stock, $0.01 par value; authorized 80,000
  shares; issued and outstanding 17,571 and 17,950
  shares at June 1999 and December 1998, respectively       49,729       49,719
Cumulative translation adjustment                             (583)        (745)
Retained earnings                                          194,433      197,183
                                                         ---------    ---------
                                                           243,579      246,157
Less treasury stock, 4,728 and 4,349 shares at June
  1999 and December 1998, respectively, at cost            (48,757)     (44,784)
                                                         ---------    ---------
     Total stockholders' equity                            194,822      201,373
                                                         ---------    ---------
     Total liabilities and stockholders' equity          $ 343,857    $ 364,742
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                        MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)



                                             For The Three Months Ended   For The Six Months Ended
                                                       June 30,                   June 30,
                                               ----------------------     ------------------------
                                                   1999         1998         1999         1998
                                               ---------    ---------     ---------    ---------
Net sales                                      $  86,819    $  83,292     $ 167,154    $ 159,502
Cost of sales                                     46,294       42,779        89,684       84,657
                                               ---------    ---------     ---------    ---------
     Gross profit                                 40,525       40,513        77,470       74,845
Selling, general and
  administrative expenses                         38,636       39,239        75,941       77,109
Restructuring charge                                   0        2,400             0        2,400
                                               ---------    ---------     ---------    ---------
     Income (loss) from operations                 1,889       (1,126)        1,529       (4,664)
Interest expense, net                              1,584        1,939         3,151        2,588
                                               ---------    ---------     ---------    ---------
     Income (loss) before income
          taxes                                      305       (3,065)       (1,622)      (7,252)
Income tax provision (benefit)                       122       (1,159)         (634)      (2,803)
                                               ---------    ---------     ---------    ---------
     Net income (loss)                         $     183    $  (1,906)    $    (988)   $  (4,449)
                                               =========    =========     =========    =========
Basic and diluted net income (loss)
  per share of common stock                    $    0.01    $   (0.10)    $   (0.06)   $   (0.24)
                                               =========    =========     =========    =========
Weighted average number of
  shares of common stock
  outstanding and diluted securities              17,655       18,393        17,735       18,453
                                               =========    =========     =========    =========
Cash dividend per share of
  common stock                                 $    0.05    $    0.05     $    0.10    $    0.10
                                               =========    =========     =========    =========








The accompanying notes are an integral part of these consolidated financial statements.

                                     4


                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                   For The Six Months Ended
                                                                           June 30,
                                                                   --------------------------
                                                                        1999         1998
                                                                   -------------  -----------
Cash flows from operating activities:
  Net income (loss)                                                   $   (988)   $ (4,449)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                       6,241       4,198
     Changes in operating assets and liabilities                        (2,580)    (40,525)
                                                                      --------    --------
          Net cash (used in) provided by operating activities            2,673     (40,776)
                                                                      --------    --------

Cash flows from investing activities:
   Capital expenditures                                                 (4,065)     (9,808)
   Decrease in notes receivable                                              0         199
                                                                      --------    --------

          Net cash used in investing activities                         (4,065)     (9,609)
                                                                      --------    --------
Cash flows from financing activities:
   Long-term repayments under note
     agreements                                                        (10,000)    (10,000)
   Net increases in short-term borrowings                                1,470       5,384
   Purchase of treasury stock                                           (3,972)     (2,170)
   Sale of common stock from exercise of stock options                      10         135
   Dividends paid                                                       (1,763)     (1,837)
                                                                      --------    --------
          Net cash used in financing activities                        (14,255)     (8,488)
                                                                      --------    --------

          Effect of exchange rate changes on cash
            and cash equivalents                                           (87)       (317)
                                                                      --------    --------
          Net decrease in cash and cash equivalents                    (15,734)    (59,190)

Cash and cash equivalents, beginning of period                          39,792      61,218
                                                                      --------    --------

Cash and cash equivalents, end of period
                                                                      $ 24,058    $  2,028
                                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                     5

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                (In thousands)

1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.    Income Taxes:

      For the six months ended June 30, 1999, income taxes have been provided at an estimated annual rate of 39.1% of income before taxes. For the six months ended June 30, 1998, income taxes have been provided at an estimated annual rate of 38.7% of income before taxes.

3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $792 at June 30, 1999 and $790 at December 31, 1998.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $46,086 at June 30, 1999 and $39,988 at December 31, 1998.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,834 at June 30, 1999 and $2,690 at December 31, 1998.

6.    Declaration of Dividend:

      On June 23, 1999, the Company declared a quarterly dividend of $0.05 per share or $879 on its common stock to stockholders of record on July 6, 1999 payable on July 16, 1999.

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                    (In thousands, except per share data)


7.    Segment Information:

      The Company's reportable segments are based on channels of distribution and geographic operations. Certain of the information reported herein is reported upon the basis of the Company's internal management reporting systems rather than under generally accepted accounting principles. Specifically, if the Company were to adjust its accounting to generally accepted accounting principles, the result would be to increase cost of sales for its Retail Accounts Group and decrease cost of sales by the identical amount for its Direct to Consumers Group to adjust for inter-company profits (i.e. for internal reporting and management purposes, amounts related to all inter-company inventory profit eliminations result in a higher cost of sales to the Direct to Consumers Group). Furthermore, since part of the mission of the Company's Direct to Consumers Group is to liquidate slow moving or out of season products within the Company's inventories, the allocation of related mark downs for this activity is inherently subjective and virtually impossible to account for on the basis of generally accepted accounting principles within segments. The Company evaluates the performance of its operating segments based on direct operating income or losses. Each segment reflects direct expenses related and allocable to its employees and its operations.

     Summarized financial information concerning the Company's reportable segments as of June 30, is shown in the following table:

                            For The Three Months Ended       For The Six Months Ended
                                     June 30,                        June 30,
                            ---------------------------      --------------------------
                                 1999           1998             1999           1998
                            -----------     -----------      -----------     ----------
Net sales:
  Direct to Consumers          $ 50,185       $ 47,826         $ 95,852       $ 91,988
  Retail Accounts                28,087         27,257           56,039         52,975
                               --------       --------         --------       --------
    Total U.S.                   78,272         75,083          151,891        144,963
  International                   8,547          8,209           15,263         14,539
                               --------       --------         --------       --------
    Consolidated               $ 86,819       $ 83,292         $167,154       $159,502
                               ========      =========         ========       ========
Direct operating income:
  Direct to Consumers          $  3,375       $  2,221         $  6,006       $  3,637
  Retail Accounts                 4,681          4,004            8,465          6,508
                               --------       --------         --------       --------
    Total U.S.                    8,056          6,225           14,471         10,145
  International                     968          1,402            1,319          2,077
                               --------       --------         --------       --------
    Consolidated                  9,024          7,627           15,790         12,222
U.S. corporate overhead
  expenses                        7,135          6,353           14,261         14,486
Restructuring charge                -0-          2,400              -0-          2,400
                               --------       --------         --------       --------
Income (loss) from operations     1,889        (1,126)            1,529        (4,664)
Interest expense, net             1,584          1,939            3,151          2,588
                               --------       --------         --------       --------
  Income before income taxes   $    305      $  (3,065)        $ (1,622)      $ (7,252)
                               ========      =========         ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain financial and operations data for the periods indicated:


                                               Three Months Ended
                                                     June 30,
                                            ----------------------------
                                                 1999            1998
                                            ------------    ------------
                                       (In thousands, except operations data)

Net Sales by Channel of Distribution:
Direct to consumers                             $50,185         $47,826
Retail accounts                                  28,087          27,257
International                                     8,547           8,209
                                                -------         -------
     Total                                      $86,819         $83,292
                                                =======         =======


Operations Data:
Stores open at beginning of period                  159             150
U. S. stores opened during period                     3               -
Canadian store opened during period                   1               1
Stores closed during period                         (3)             (1)
                                                -------         -------
Stores open at end of period (1)                    160             150
                                                =======         =======

Percentage decrease in comparable store net
 sales                                             (0.2%)          (1.2%)


(1) Stores in Canada open at end of period were 6
    in 1999 and 4 in 1998



                                                  As Of June 30,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------

Total U. S. store gross square footage       1,495,600       1,437,300

-----------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Net Sales. Net sales for the three months ended June 30, 1999 (the "current period") were $86.8 million, an increase of $3.5 million or 4.2% over net sales of $83.3 million for the three months ended June 30, 1998 (the "prior period"). This increase in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided an increase of $0.8 million over the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided an increase of $2.4 million of sales over the prior period. The Company opened four new retail stores during the current period. Sales from new retail stores open less than twelve months accounted for $2.6 million of the increase. This sales increase was partially offset by the sales foregone from stores closed in the last twelve months. Increase in sales through the international channel of distribution was $0.3 million. The increase in net sales was primarily attributable to an increase in number of units sold rather than in prices.

      Gross Profit. Gross profit for the current period remained the same at $40.5 million, compared to the prior period. Gross profit as a percentage of net sales decreased to 46.7% in the current period from 48.6% in the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding the restructuring charge of $2.4 million in the prior period were $38.6 million in the current period, a decrease of $0.6 million or a 1.5% decrease from the prior period. As a percentage of net sales, such expenses decreased to 44.5% in the current period from 47.1% in the prior period. During the current period, $1.9 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 1999. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $0.8 million in expenses were recognized from stores closed in the last twelve months. Operating expenses were also offset by decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility during the current period.

      Income (Loss) from Operations. Income from operations in the current period was $1.9 million, an increase of $3.0 million from the prior period's loss from operations of ($1.1) million. This represented an increase as a percentage of net sales to 2.2% in the current period from (1.4%) in the prior period.

      Interest Expense, Net. Net interest expense was $1.6 million in the current period, a decrease of $0.3 million from the prior period net interest expense of $1.9 million. The decrease is primarily due to an offset from greater interest income from higher available cash in the current period as a result of less inventory purchases in the current period over the prior period.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Net Sales. Net sales for the six months ended June 30, 1999 (the "current period") were $167.2 million, an increase of $7.7 million or 4.8% over net sales of $159.5 million for the six months ended June 30, 1998 (the "prior period"). This increase in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided an increase of $3.1 million over the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided an increase of $3.9 million of sales over the prior period. Sales from new retail stores opened for less than twelve months accounted for $4.8 million of the retail sales growth. This sales increase was partially offset by the sales foregone from the stores closed in the last twelve months. Increase in sales through the international channel of distribution was $0.7 million. The increase in net sales was primarily attributable to an increase in number of units sold rather than in prices.

      Gross Profit. Gross profit for the current period was $77.4 million, an increase of $2.6 million or 3.5% over the prior period's gross profit of $74.8 million. Gross profit as a percentage of net sales decreased to 46.4% in the current period from 46.9% in the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding the restructuring charge of $2.4 million in the prior period were $75.9 million in the current period, a decrease of $1.2 million or a 1.6% decrease from the prior period. As a percentage of net sales, such expenses decreased to 45.4% in the current period from 48.3% in the prior period. Expenses from retail stores opened for less than twelve months accounted for $3.3 million of the expense increase. Included in this amount are certain preopening expenses of $0.4 million for stores opened during the period and other stores expected to open in 1999. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Operating expenses were also offset by decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

      Income (Loss) from Operations. Income from operations in the current period was $1.5 million, an increase of $6.2 million from the prior period's loss from operations of ($4.7) million. This increase was primarily attributable to gross profits from increased sales, decreased recurring selling, general and administrative expenses and the prior period's restructuring charge of $2.4 million.

      Interest Expense, Net. Net interest expense was $3.1 million in the current period, an increase of $0.6 million from the prior period net interest expense of $2.6 million. The increase is primarily due to recognition of interest expense in the current period which was capitalized in the prior period.

Liquidity and Capital Resources

      Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $40.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually that mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May of each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of June 30, 1999, $9.1 million had been used for letters of credit under the revolving credit facility. The balance of $40.9 million was unused and available at June 30, 1999. The Company's senior note and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

      The Company had working capital of $156.6 million at June 30, 1999 and working capital of $171.2 million at December 31, 1998. Net cash provided by (used in) operating activities was $2.7 million and ($40.8) million in the six months ended June 30, 1999 and 1998, respectively. The increase in net cash from operating activities in the six months ended June 30, 1999 compared to the same period of 1998 is primarily attributable to the decrease in net loss in the six months ended June 30, 1999, a decrease in inventory purchases in 1999 and increases in accounts payable and accrued expenses partially offset by a decrease in accounts receivable.

      Net cash used in investing activities was $4.1 million and $9.6 million in the six months ended June 30, 1999 and 1998, respectively. The Company made capital expenditures of $4.1 million and $9.8 million in the six months ended June 30, 1999 and 1998, respectively.

      Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of common stock, the Company has purchased 806,900 shares to date at a total cost of $9.1 million.

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

      The Company's inventory purchases in 1998 were approximately 23% from Japanese factories and approximately 24% from factories in Germany and Austria combined. The significant portion of the inventory purchases in foreign currency exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against foreign currency swings, the

Company has strategies in place which are intended to minimize the adverse impact of foreign currency on its business. These strategies are: (i) Currency risk sharing arrangements with certain of the Company's suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases; (iii) Sourcing of products in currencies other than Japanese and German where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements are intended to minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

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

      During the second quarter of 1999, the Company opened one retail store in Canada and three retail stores in the United States and closed three retail stores in the United States to end the quarter with 160 stores. One of the store closings was due to the Oklahoma tornado in May 1999. The number of states in which the Company operates stores is 41 and the number of Canadian provinces is
3. The Company plans to continue to pursue expansion of its store network in the United States and Canada. Present plans include opening up to 10 retail stores in each of 1999 and 2000. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

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

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on May 26, 1999, the following members were re-elected to the Board of Directors:

      Raymond B. Dingman
      Norman R. Higo
      Michael Lax

The following proposal was approved at the Company's Annual Meeting:


                                          Votes      Against or
                                           For        Withheld      Abstentions

                                       -----------  ------------    ------------
1.    Re-election of three of its
      directors to the Board of
      Directors

          Raymond B. Dingman           16,069,379       41,233
          Norman R. Higo               16,069,379       41,233
          Michael Lax                  16,069,379       41,233


There were no broker non-votes.


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



                                    MIKASA, INC.
                                     (Registrant)






Date: August 16, 1999               /s/ Raymond B. Dingman
                                    ------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                    /s/ Brenda W. Flores
                                    ------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
No.               Description                                              Page
--------------------------------------------------------------------------------

27          Financial Data Schedule                                          19