Form 10-Q
period 1999-09-30
MIKASA INC
filed 1999-11-15
CIK 920758

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No __


        As of September 30, 1999, a total of 17,482,645 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.



                                     1
                           Exhibit Index on Page 19

                                 MIKASA, INC.

                              TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of                           3
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Income                           4
                  for the three months ended September 30, 1999 and 1998, and nine months ended
                  September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows                       5
                  for the nine months ended September 30,
                  1999 and 1998

                  Notes to Consolidated Financial                             6
                  Statements

         Item 2.  Management's Discussion and Analysis                        9
                  of Financial Condition and Results of
                  Operations

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                        17

            Signatures                                                       18

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIKASA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                      September 30, December 31,
                                                           1999        1998
                                                       -----------  -----------
                                                       (Unaudited)
                    ASSETS

Cash and cash equivalents                                $     553    $  39,792
Accounts receivable trade, net                              41,605       25,436
Inventories                                                172,097      156,931
Prepaid expenses and other current assets                    8,039        8,008
                                                         ---------    ---------
     Total current assets                                  222,294      230,167
Property and equipment, net                                126,350      129,054
Notes receivable and other assets                              508          774
Intangible assets, net                                       4,530        4,747
                                                         ---------    ---------
     Total assets                                        $ 353,682    $ 364,742
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                    $  11,575    $  11,690
Accounts payable                                            19,190       11,572
Other current liabilities                                   30,030       35,710
                                                         ---------    ---------
     Total current liabilities                              60,795       58,972
Deferred income taxes                                        4,397        4,397
Notes payable                                               90,000      100,000
                                                         ---------    ---------
     Total liabilities                                     155,192      163,369
                                                         ---------    ---------
Preferred stock, undesignated, $0.01 par value;
  authorized 20,000 shares; none issued and
  outstanding                                                 --           --
Common stock, $0.01 par value; authorized 80,000
  shares; issued and outstanding 17,483 and 17,950
  shares at September 1999 and December 1998, respectively  49,937       49,719
Accumulated other comprehensive loss                          (129)        (745)
Retained earnings                                          198,792      197,183
                                                         ---------    ---------
                                                           248,600      246,157
Less treasury stock, 4,837 and 4,349 shares at September
  1999 and December 1998, respectively, at cost            (50,110)     (44,784)
                                                         ---------    ---------
     Total stockholders' equity                            198,490      201,373
                                                         ---------    ---------
     Total liabilities and stockholders' equity          $ 353,682    $ 364,742
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                        MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)



                                             For The Three Months Ended   For The Nine Months Ended
                                                   September 30,                September 30,
                                             --------------------------   -------------------------
                                                   1999         1998         1999         1998
                                               ---------    ---------     ---------    ---------
Net sales                                      $  107,594   $  104,053    $  274,748   $  263,555
Cost of sales                                      57,506       54,121       147,190      138,778
                                               ----------   ----------    ----------   ----------
     Gross profit                                  50,088       49,932       127,558      124,777
Selling, general and
  administrative expenses                          39,769       40,117       115,710      117,226
Restructuring charge                                  ---          ---           ---        2,400
                                               ----------   ----------    ----------   ----------
     Income from operations                        10,319        9,815        11,848        5,151
Interest expense, net                               1,708        2,363         4,859        4,951
                                               ----------   ----------    ----------   ----------
     Income before income taxes                     8,611        7,452         6,989          200
Income tax provision                                3,378        2,881         2,744           78
                                               ----------   ----------    ----------   ----------
     Net income                                     5,233        4,571         4,245          122
                                               ==========   ==========    ==========   ==========
Basic and diluted net income
  per share of common stock                          0.30         0.25          0.24         0.01
                                               ==========   ==========    ==========   ==========
Weighted average number of
  shares of common stock
  outstanding and diluted shares of
  common stock                                     17,659       18,264        17,713       18,296
                                               ==========   ==========    ==========   ==========
Cash dividends per share of
  common stock                                       0.05         0.05          0.15         0.15
                                               ==========   ==========    ==========   ==========








The accompanying notes are an integral part of these consolidated financial statements.

                                     4


                        MIKASA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                   For The Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                        1999         1998
                                                                   -------------  -----------
Cash flows from operating activities:
  Net income                                                          $  4,245    $    122
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                       9,366       7,064
     Changes in operating assets and liabilities                       (28,848)    (61,801)
                                                                      --------    --------
          Net cash used in operating activities                        (15,237)    (54,615)
                                                                      --------    --------

Cash flows from investing activities:
   Capital expenditures                                                 (6,291)    (14,403)
   Decrease in notes receivable                                            ---         199
                                                                      --------    --------

          Net cash used in investing activities                         (6,291)    (14,204)
                                                                      --------    --------
Cash flows from financing activities:
   Long-term repayments under note
     agreements                                                        (10,000)    (10,000)
   Net increases (decreases) in short-term borrowings                     (119)     24,631
   Purchase of treasury stock                                           (5,325)     (2,902)
   Sale of common stock from exercise of stock options                     218         135
   Dividends paid                                                       (2,637)     (2,749)
                                                                      --------    --------
          Net cash (used) provided by financing activities             (17,863)      9,115
                                                                      --------    --------

          Effect of exchange rate changes on cash
            and cash equivalents                                           152        (585)
                                                                      --------    --------
          Net decrease in cash and cash equivalents                    (39,239)    (60,289)

Cash and cash equivalents, beginning of period                          39,792      61,218
                                                                      --------    --------

Cash and cash equivalents, end of period                              $    553    $    929
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

                                     5

                        MIKASA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                    (In thousands, except per share data)


1.    Interim Financial Statements:

      The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.    Income Taxes:

      For the nine months ended September 30, 1999, income taxes have been provided at an estimated annual rate of 39.3% of income before taxes. For the nine months ended September 30, 1998, income taxes have been provided at an estimated annual rate of 39.0% of income before taxes.


3.    Accounts Receivable, Trade:

      Receivables are net of allowances for uncollectible accounts of $774 at September 30, 1999 and $790 at December 31, 1998.

4.    Property and Equipment:

      Property and equipment, at cost, are net of accumulated depreciation and amortization of $49,138 at September 30, 1999 and $39,988 at December 31, 1998.

5.    Intangible Assets:

      Intangible assets are net of accumulated amortization of $2,907 at September 30, 1999 and $2,690 at December 31, 1998.

6.    Declaration of Dividend:

      On September 27, 1999, the Company declared a quarterly dividend of $0.05 per share or $874 on its common stock to stockholders of record on October
8, 1999, payable on October 19, 1999.

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

      Summarized financial information concerning the Company's reportable segments as of September 30 is shown in the following table:

                               For The Three Months              For The Nine Months
                                      Ended                             Ended
                                   September 30,                    September 30,
                              ------------------------       -------------------------
                                 1999           1998             1999           1998
                              ---------      ---------        ---------     ----------
Net sales:
  Direct to Consumers          $ 55,513      $  52,763        $ 151,365     $  144,751
  Retail Accounts                42,211         42,966           98,250         95,941
                               --------      ---------        ---------     ----------
    Total U.S.                   97,724         95,729          249,615        240,692
  International                   9,870          8,324           25,133         22,863
                               --------      ---------        ---------     ----------
    Consolidated               $107,594      $ 104,053        $ 274,748       $263,555
                               ========      =========        =========     ==========
Direct operating income:
  Direct to Consumers          $  6,644      $   5,370        $  12,650     $    9,007
  Retail Accounts                 9,675         10,008           18,140         16,516
                               --------      ---------        ---------     ----------
    Total U.S.                   16,319         15,378           30,790         25,523
  International                     791            931            2,110          3,008
                               --------      ---------        ---------     ----------
    Consolidated                 17,110         16,309           32,900         28,531
U.S. corporate overhead
  expenses                        6,791          6,494           21,052         20,980
Restructuring charge                -0-            -0-              -0-          2,400
                               --------      ---------        ---------     ----------
Income (loss) from operations    10,319          9,815           11,848          5,151
Interest expense, net             1,708          2,363            4,859          4,951
                               --------      ---------        ---------     ----------
  Income before income taxes   $  8,611      $   7,452        $   6,989     $      200
                               ========      =========        =========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain financial and operations data for the periods indicated:
                                               Three Months Ended
                                                 September 30,
                                             --------------------------
                                                1999            1998
                                             -----------     ----------
Net Sales by Channel of Distribution:
Direct to consumers                          $   55,513      $   52,763
Retail accounts                                  42,211          42,966
International                                     9,870           8,324
                                             ----------      ----------
     Total                                   $  107,594      $  104,053
                                             ==========      ==========
Operations Data:
Stores open at beginning of period                  160             150
U. S. stores opened during period                     1               1
Canadian store opened during period                   0               1
Store closed during period                           (1)             (1)
                                             ----------      ----------
Stores open at end of period (1)                    160             151
                                             ==========      ==========
Percentage increase in comparable store
net sales                                           0.1%            1.1%

Stores in Canada open at end of period were 6
   in 1999 and 4 in 1998

                                               As Of September 30,
                                           --------------------------
                                               1999            1998
                                           ------------    ------------
Total U. S. store gross square footage       1,498,700       1,440,600

-------------

Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

      Net Sales. Net sales for the three months ended September 30, 1999 (the "current period") were $107.6 million, an increase of $3.5 million or 3.4% from net sales of $104.1 million for the three months ended September 30, 1998 (the "prior period"). Sales through direct to consumers channel of distribution increased $2.8 million. Sales from new retail stores opened for less than twelve months accounted for $3.5 million of the direct to consumers sales growth. This sales increase was partially offset by sales foregone from stores closed in the last twelve months. Sales through the retail account channel of distribution decreased $0.8 million and sales through the international channel of distribution increased $1.5 million. The increase in net sales was primarily attributable to an increase in number of units sold rather than prices.

      Gross Profit. Gross profit for the current period was $50.1 million, an increase of $0.2 million or 0.3% over the prior period's gross profit of $49.9 million. Gross profit as a percentage of net sales decreased to 46.6% in the current period from 48.0% in the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $39.8 million, a decrease of $0.3 million or 0.9% compared to the prior period of $40.1 million. As a percentage of net sales, such expenses decreased to 37.0% in the current period from 38.6% in the prior period. During the current period, $1.8 million in expenses were added for ongoing operating expenses of new retail stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 1999. It is the Company's practice to expense all costs associated with new store openings at the time incurred. During the current period, the Company's overall expenses were a decrease from the prior period by expense reductions from various operating units, which offset new stores' expenses. Among these expense reductions, one was savings of $1.1 million from stores closed in the last twelve months. Another is from decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

      Income from Operations. Income from operations in the current period was $10.3 million, an increase of $0.5 million or 5.1% from the prior period's income from operations of $9.8 million. This represented an increase as a percentage of net sales to 9.6% in the current period from 9.4% in the prior period.

      Interest Expense, Net. Net interest expense was $1.7 million in the current period, a decrease of $0.7 million from the prior period of $2.4 million. The decrease is primarily due to an offset from greater interest income related to higher available cash and zero interest expense related to short-term borrowings in the current period as a result of reduced inventory levels in the current period over the prior period.

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

      Net Sales. Net sales for the nine months ended September 30, 1999 (the "current period") were $274.7 million, an increase of $11.2 million or 4.2% over net sales of $263.5 million for the nine months ended September 30, 1998 (the "prior period"). Sales through direct to consumers channel of distribution increased $6.6 million. Sales from new retail stores opened for less than twelve months accounted for $8.2 million of the direct to consumers sales growth. This sales increase was partially offset by sales foregone from stores closed in the last twelve months. Sales through the retail account channel of distribution increased $2.3 million and sales through the international channel of distribution increased $2.3 million. The increase in net sales was primarily attributable to an increase in number of units sold rather than prices.

      Gross Profit. Gross profit for the current period was $127.6 million, an increase of $2.8 million or 2.2% over the prior period's gross profit of $124.8 million. Gross profit as a percentage of net sales decreased to 46.4% in the current period from 47.3% in the prior period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $115.7 million in the current period, a decrease of $1.5 million or (1.3%) over the prior period expenses of $117.2 million, excluding the prior period's restructuring charge. As a percentage of net sales, such expenses decreased to 42.1% in the current period from 44.5% in the prior period. During the current period, $5.2 million in expenses were added for ongoing operating expenses of new retail stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 1999. It is the Company's practice to expense all costs associated with new store openings at the time incurred. During the current period, the Company's overall expenses were a decrease from the prior period by expense reductions from various operating units, which offset new stores' expenses. Among these expense reductions, one was savings of $3.0 million from stores closed in the last twelve months. Another is from decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

      Income from Operations. Income from operations in the current period was $11.8 million, an increase of $6.7 million or 130.0% from the prior period's income from operations of $5.1 million. This represented an increase as a percentage of net sales to 4.3% in the current period from 2.0% in the prior period. This increase was primarily attributable to gross profits from increased sales, decreased recurring selling, general and administrative expenses and the prior period's restructuring charge of $2.4 million.

      Interest Expense, Net. Net interest expense was $4.8 million in the current period, a decrease of $0.1 million from the prior period's net interest expense of $4.9 million. The decrease is primarily due to an offset from greater interest income related to higher available cash and zero interest expense related to short-term borrowings in the current period as a result of reduced inventory levels in the current period over the prior period.


Liquidity and Capital Resources

      Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $40.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually that mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May of each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of September 30, 1999, $5.9 million had been used for letters of credit under the revolving credit facility. The balance of $44.1 million was unused and available at September 30, 1999. The Company's senior note and revolving credit agreements contain certain financial covenants including restrictions on cash distributions to stockholders which could limit the Company's future ability to pay cash dividends.

      The Company had working capital of $161.5 million at September 30, 1999 and working capital of $171.2 million at December 31, 1998. Net cash used in operating activities was $15.2 million and $54.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net cash used in operating activities in the nine months ended September 30, 1999 compared to the same period of 1998 is primarily attributable to increased net income in the nine months ended September 30, 1999, a decrease in inventory purchases in 1999 and increase in accounts payable partially offset by an increase in accounts receivable.

      Net cash used in investing activities was $6.3 million and $14.2 million in the nine months ended September 30, 1999 and 1998, respectively, substantially related to capital expenditures.

      Net cash (used in) provided by financing activities was ($17.9) million and $9.1 million in the nine months ended September 30, 1999 and 1998, respectively. The Company had no short-term borrowings at September 30, 1999 compared to short-term borrowings of $24.6 million at September 30, 1998. Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of common stock, the Company has purchased 915,600 shares to date at a total cost of $10.4 million.

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

      The Company has two primary distribution centers in the United States, located in Charleston, South Carolina and Long Beach, California. While the Charleston facility is owned, the Long Beach facility is leased. The Company also leases additional off-site warehouse space in separate buildings to augment the Long Beach facility. The Company has its corporate office facility in Secaucus, New Jersey which is Company owned. After transfer of the Secaucus facility's warehouse function to the Company's Charleston distribution facility, the warehouse portion of the facility was leased to an unrelated third party in April 1999. The lease term is for 9 years and will provide annually in excess of $1 million in after-tax income. The Company's 580,000 square foot distribution facility in Charleston, South Carolina became fully operational during the latter part of 1998. The Company incurred certain transition costs in 1999 and 1998 that impacted earnings, a portion of which may continue to impact future operating results in the short-term. The Company began depreciating this facility in 1998.

      During the third quarter of 1999, the Company opened one retail store and closed one retail store in the United States to end the quarter with 160 stores. The number of states in which the Company operates stores is 41 and the number of Canadian provinces is 3. The Company plans to continue to pursue expansion of its store network in the United States and Canada. Present plans include opening approximately 10 retail stores in each of 1999 and 2000, including stores already opened in 1999. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

      The Company currently estimates that its aggregate capital expenditures in 1999 and 2000 will approximate up to $20 million. This includes the expansion and support of the retail store network, expansion of its international operations and capital expenditures for the Company's distribution and office facilities, including system and technology enhancements. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS 137. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2001. The Company is currently evaluating the requirements of SFAS No. 133.

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

      The costs to implement the program are based on management's estimates, which were derived utilizing numerous assumptions related to future events. There can be no guarantee that additional costs will not be incurred, or that the objective of the program will be achieved. However, the Company continues to monitor activities related to the program designed to assure Year 2000 readiness. Contingency plans have been internally developed with respect to alternative sources of supply if a given supplier develops an inability to deliver. The need for additional plans is being reviewed during the balance of 1999.

Seasonality and Quarterly Fluctuations

      Historically, the Company's operations have been seasonal, with higher sales and net income occurring in the third and fourth quarters, reflecting increased demand during the year-end holiday selling season. Since the biggest retail selling season is the year-end holiday season, and as more of the Company's principal department store customers adopt electronic data interchange which allows them to defer shipments until later in the selling season, future sales are expected to be more heavily weighted toward the third and fourth quarters. In addition, although the Company's retail stores experience a similar seasonal selling pattern, sales are more heavily weighted toward the fourth quarter. As a result, as the Company increases the number of stores, the shift of sales volume toward the latter part of the year is expected to continue.

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

Forward-Looking Information

      We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995). These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. Our factors include, among others, the impact on future sales and profitability of the Company's new distribution facility on line, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, Year 2000 compliance issues, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Quarterly Report on Form 10-Q. We will not update the forward-looking information to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to: (a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and (c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; whether unanticipated Year 2000 problems will impact the Company's operations; future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; the ability to establish a successful e-commerce function; and general economic risks and uncertainties.

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



                                    MIKASA, INC.
                                    (Registrant)



Date:   November 15, 1999           /s/ Raymond B. Dingman
                                    -------------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                    /s/ Brenda W. Flores
                                    -------------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                          Description                          Page
-----------                          -----------                          ----

   27       Financial Data Schedule                                        20