Form 10-K405
period 1999-12-31
MIKASA INC
filed 2000-03-30
CIK 920758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD For the transition period from __________ to __________

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                          33-0099676
      -------------------------------        -------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)

      One Mikasa Drive, Secaucus, New Jersey           07096
      --------------------------------------         --------
      (Address of principal executive office        (Zip Code)

       Registrant's telephone number, including area code: (201) 867-9210

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each  exchange on which  registered
--------------------------------     -------------------------------------------
Common Stock par value $0.01 per     New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock (based on the closing price f such stock as reported on the New York Stock Exchange Composite Transactions)
                    held by non-affiliates of the Registrant
                       As of March 6, 2000 -- $59 million

 Number of Shares of Common Stock outstanding as of March 6, 2000 -- 17,105,045

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of the Definitive Proxy Statement for the 2000 Annual Meeting (in Part III)

                            Exhibit Index on page 50

                                  MIKASA, INC.
                           Annual Report on Form 10-K
                               December 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             3
Item 2.  Properties                                                          12
Item 3.  Legal Proceedings                                                   13
Item 4.  Submission of Matters to a Vote of Security Holders                 13

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related                   13
         Stockholder Matters
Item 6.  Selected Consolidated Financial and Operations Data                 14
Item 7.  Management's Discussion and Analysis of Financial                   15
         Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks         22
Item 8.  Financial Statements and Supplementary Data                         22
Item 9.  Changes in and Disagreements With Accountants on                    43
         Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  43
Item 11. Executive Compensation                                              43
Item 12. Security Ownership of Certain Beneficial Owners and                 43
         Management
Item 13. Certain Relationships and Related Transactions                      43

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports                 44
         on Form 8-K

                                     PART I
                                     ------
Item 1.  BUSINESS

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

The Company was reincorporated in Delaware in March 1994. The principal executive offices of the Company are located at One Mikasa Drive, Secaucus, New Jersey 07096.

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

More than 90% of the Company's products are manufactured outside the United States. The Company sources its products through approximately 238 factories, in 23 countries, including the United States. Until the early 1970's, the Company sourced its products almost exclusively from Japan, and the Company's product lines were limited to ceramic dinnerware. Over the past 20 plus years, the Company has gradually broadened the countries from which it sources products. Approximately 20% of the Company's products are purchased from Japan, approximately 31% are purchased from Germany and Austria combined and approximately 10% are purchased from Malaysia. No other country accounts for more than 10% of the Company's products.

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

Generally, the Company does not maintain long-term contractual relationships with its suppliers. Most product purchases are made on the basis of purchase orders of less than one year's duration. A large percentage of the Company's products, however, are manufactured by companies with long-standing relationships with the Company, certain of which have existed for more than 30 years. As a result of these relationships, the Company is able to select from a number of manufacturers with which it has had significant experience when ordering its products. If, however, none of these companies are suitable for the manufacture of a particular product, or do not offer competitive terms, the Company will evaluate other suppliers. The Company's two principal suppliers provided products which accounted for an aggregate of approximately 29% of the Company's purchases in 1999. Each of such suppliers accounted for more than 10% of the Company's purchases for this year. Of the Company's two principal suppliers, one is a Japanese manufacturer of ceramic products and the other is a German manufacturer of crystal products. The Company has maintained beneficial relationships with these suppliers for more than 10 years without interruption and has no reason to believe that these relationships will not continue in the future. Management believes that sufficient accessible worldwide manufacturing capacity exists to reduce the risk to the Company of product shortages or unfavorable pricing terms.

Sales and Marketing

The Company distributes its products in the United States through both retail accounts and direct consumer channels and outside the United States primarily to retail accounts. Within the United States, the Company sells its products to department and specialty stores, mass merchants, warehouse clubs, catalog showrooms, corporate incentive markets, military base exchanges, home shopping television, hotels and fine restaurants. The Company also sells a significant portion of its product line through its own retail store network. No single customer or retail account buying group accounted for more than 10% of the Company's consolidated net sales. In 1999, the domestic direct consumer and retail accounts distribution channels accounted for 58% and 33%, respectively, of the Company's total net sales, with the balance attributable to international sales.

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

The Company's management has divided the United States into selling regions by channel of distribution and brand. A sales manager is responsible for each selling region. Each sales manager will use as many independent sales representatives ("representatives") or independent sales organizations ("organizations") as are required to adequately service a selling region. A representative or organization sells one or more of the Company's brands to certain channels of distribution in a specific market area. Currently, there are 13 selling regions with approximately 65 representatives or organizations in the Company's United States retail accounts operations.

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

The Company opened its first retail store under the Mikasa brand name at its east coast distribution center in Secaucus, New Jersey in 1978. At December 31, 1999, the Company operated 165 retail stores in 41 states, three Canadian provinces and in Puerto Rico. In 1999, 11 stores were opened, including 1 in Canada and 1 in Puerto Rico; and 4 stores were closed. The Company presently intends to open 10 new retail stores in 2000. The Company's ability to open additional retail stores, however, is contingent upon several factors, including the construction of retail centers by developers, the availability of retail space and the appropriateness of a particular location as a site for one of the Company's retail stores. The Company is selective about the sites for its retail stores and evaluates the location, the developer and the quality of other tenants as well as the tenant mix in the center, among other factors.

The Company uses a standardized format for its retail stores opened under the Mikasa brand name, including lighting, fixtures and signage. A new store will range from approximately 5,000 to 10,000 square feet and require an initial investment in the range of $200,000 to $800,000 (exclusive of pre-opening store expenses which have averaged approximately $130,000), much of which is inventory. Mikasa retail stores feature a broad line of Mikasa products, and also sell products under the Company's other brand names.

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

In October 1995, the Company acquired the assets and operations of its Canadian distributor. This company distributed Mikasa and other Company brands in Canada through retail accounts. In June 1996, the Company opened its first retail store in Canada and at the end of 1999 had six stores in operation in three provinces. In 1999 the Company opened one new retail store in Canada and continues investigating other retail marketing opportunities in Canada.

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

Distribution and Warehousing

At the close of 1999, the Company operated two primary distribution facilities in the United States to service its retail account customers, retail stores and certain international sales. In Long Beach, California, the Company occupies an aggregate of 271,000 square feet of warehouse space in two locations. In Charleston, South Carolina, the Company has an aggregate of 580,000 square feet of warehouse space. The Company receives virtually all of its imported products at these distribution facilities via ocean freight. These distribution centers are located in areas which allow them ready access to the ports of Los Angeles and Long Beach, California, and Charleston, South Carolina.

Because of its broad product line and need to service its retail accounts as well as its own retail store network, the Company maintains a large inventory base. Approximately 27,000 stock keeping units are inventoried in the Company's domestic distribution facilities.

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

Information Technology

The Company's management information systems are designed to serve the Company's needs for customer service, order processing, retail test marketing, inventory control, accounting and distribution functions. The Company has four IBM AS400 computers located at each of its distribution centers and its Canadian distribution center, which are connected via leased telecommunication lines. Additionally, the Company has the ability to connect authorized personnel and each of its retail store locations to one of its main computers on a "dial-up" basis for any number of purposes, including order inquiry and stock inquiry. Most members of the Company's management and independent sales force carry a lap-top or notebook personal computer with communications capability. With this personal computer, they are able to access, after proper security clearance, the Company's data regarding stock availability and order status information, as well as other essential information. The new facility in Charleston, South Carolina was constructed with a state of the art distribution technology that is a paperless on- line computer system.

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

Employees

As of December 31, 1999, the Company had 4,078 employees, of which 3,224 were employed in the Company's domestic retail operations, 686 were employed in domestic wholesale and corporate support operations and 168 were employed in international operations.

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


Item 2.  PROPERTIES

The Company leases all of its facilities, including distribution facilities, offices, showrooms, and stores, with the exception of the Company-owned facilities in Secaucus, New Jersey and Charleston, South Carolina. Of the 421,000 square foot Company owned facility in Secaucus, 37,000 square feet are used for office space with the remainder leased as warehouse space. The Charleston, South Carolina facility, of approximately 580,000 square feet, is primarily used for the Company's east coast distribution center. The facility in Long Beach, California of approximately 175,000 square feet is leased pursuant to a lease expiring in January 2003. This facility houses 22,000 square feet of office space with the remainder used for the Company's west coast distribution center. With the inclusion of a second off-site building the combined west coast warehouse space is approximately 271,000 square feet. The Company's other leases extend over an average period of five to ten years with various renewal options. These other leases consist of showrooms and primarily of an aggregate of 1,613,000 square feet for Company operated retail stores in the United States and Canada. See Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company's lease obligations.

Item 3.  LEGAL PROCEEDINGS

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

The Company's  common stock trades on the New York Stock Exchange (ticker symbol
MKS). The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported on the New York Stock Exchange (in dollars).


                              1999                         1998
                    ------------------------      ----------------------
--------            --------        --------      ---------      -------
Quarter               High            Low            High          Low
--------            --------        --------      ---------      -------
First               12-7/16          7-3/8          14-7/8       13-1/4
Second              11-9/16          7-9/16         13-13/16     12-13/16
Third               13-9/16         11-9/16         15-          11-
Fourth              12-1/16          9-3/4          12-3/4       10-5/16

On March 6, 2000, the closing price of the Company's common stock, as reported on the New York Stock Exchange, was $9.50. As of such date, the Company estimates that there were approximately 1,200 holders of record or represented through accounts held by clearing agencies. The Company declared a quarterly dividend of $0.05 on its common stock to stockholders of record on March 31, 2000 payable on April 11, 2000. The Company paid regular quarterly dividends of $0.05 per share on its common stock during fiscal years 1999, 1998 and 1997. The Company has loan agreements with its senior note holders and revolving credit lenders which could limit the Company's future ability to pay dividends. See
Note 7 of Notes to Consolidated Financial Statements.

Item 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA
              (In thousands, except per share and operations data)

                                                               For The Years Ended December 31,
                                                               --------------------------------
                                                    1999           1998          1997           1996           1995
                                                    ----           ----          ----           ----           ----
Income Statement Data:
Net sales                                         $424,615       $410,665      $397,217       $372,331       $362,453
Cost of sales                                      222,564        216,157       208,833        205,016        200,399
                                                  --------       --------      --------       --------       --------
Gross profit                                       202,051        194,508       188,384        167,315        162,054
Selling, general and administrative expenses       160,476        161,442       150,497        130,347        112,845
Restructuring charge                                    --          2,400            --             --             --
Store closure charge                                    --             --            --          4,100             --
                                                  --------       --------      --------       --------       --------
Income from operations                              41,575         30,666        37,887         32,868         49,209
Interest expense, net                                6,666          6,956         2,205          1,437            510
                                                  --------       --------      --------       --------       --------
Income before income taxes                          34,909         23,710        35,682         31,431         48,699
Income tax provision                                13,316          9,447        14,018         12,381         18,927
                                                  --------       --------      --------       --------       --------
Net income                                        $ 21,593       $ 14,263      $ 21,664       $ 19,050       $ 29,772
                                                  ========       ========      ========       ========       ========
Basic and diluted net income per share
  of common stock                                 $   1.23       $   0.78      $   1.18       $   0.91       $   1.34

Weighted average number of shares
  of common stock outstanding
  and dilutive securities                           17,632         18,324        18,445         20,934         22,298

Cash dividend per share of common
  stock                                           $   0.20       $   0.20      $   0.20       $     --       $     --

Net Sales by Channel of Distribution:
Direct to consumers                               $245,151       $238,774      $223,459       $197,463       $177,222
Retail accounts                                    140,423        137,794       145,669        149,901        165,527
International                                       39,041         34,097        28,089         24,967         19,704
                                                  --------       --------      --------       --------       --------
Total                                             $424,615       $410,665      $397,217       $372,331       $362,453
                                                  ========       ========      ========       ========       ========
Operations Data:
Stores at end of year                                  165            158           152            134            119
Percentage increase (decrease) in total
  comparable store net sales (1)                     (0.4%)           0.4%          0.2%         (0.7%)         (1.4%)

                                                                      As of December 31,
                                                                      ------------------
                                                    1999           1998          1997           1996           1995
                                                    ----           ----          ----           ----           ----
Balance Sheet Data:
Working capital                                   $175,101       $171,195      $183,430       $162,385       $219,267
Total assets                                       371,403        364,742       370,433        283,981        299,012
Long-term debt                                      90,000        100,000       110,000         60,000         60,000
Total stockholders' equity                         212,485        201,373       196,092        178,572        200,068
-------------
(1) A store is considered to be comparable only if it is open for all of both periods being compared.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial and operations data for the years indicated:

                                                     Years Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------   ---------  ---------
                                                 (Sales dollars in thousands)

Net Sales by Channel of Distribution:
Direct to consumers                              $245,151   $238,774   $223,459
Retail accounts                                   140,423    137,794    145,669
International                                      39,041     34,097     28,089
                                                 --------   --------   --------
     Total                                       $424,615   $410,665   $397,217
                                                 ========   ========   ========

Operations Data:
Stores open at end of the year                        165        158        152

Percentage increase (decrease) in comparable
   store net sales                                  (0.4%)       0.4%       0.2%

Total U.S. store gross square footage at end
  of the year                                   1,554,000  1,502,000  1,459,000

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Net sales in 1999 were $424.6 million, an increase of $13.9 million or 3.4% over 1998 net sales of $410.7 million. This increase in net sales in 1999 was attributable to a combination of factors. First, the Company's direct to consumers channel of distribution, where sales are generally at higher price levels than in the retail account channel, provided an increase of $6.4 million of sales over 1998. The Company opened a total of 11 new retail stores during 1999 while closing 4 stores. The new store openings consisted of 9 stores in the U.S., 1 store in Puerto Rico and 1 store in Canada. The 10 new stores in the U.S. and Puerto Rico accounted for $5.3 million or 82.8% of the retail sales growth. Comparable store sales decreased by $0.9 million or 0.4% compared to 1998 comparable store sales. Second, the Company's international business contributed $39.0 million in net sales in 1999, an increase of $4.9 million or 14.5% over 1998 net sales of $34.1 million. This increase was due to both the retail accounts business and Company-owned retail stores in Canada. Third, net sales through the Company's retail accounts channel of distribution increased $2.6 million in 1999 or 1.9% over 1998. The increase in net sales was primarily attributable to an increase in number of units sold rather than in prices.

Gross Profit. Gross profit in 1999 was $202.0 million, an increase of $7.5 million or 3.9% over 1998 gross profit of $194.5 million. Gross profit as a percentage of net sales increased to 47.6% in 1999 over 47.4% in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1999 were $160.4 million, a decrease of $1.0 million or 0.6% versus 1998 selling, general and administrative expenses of $161.4 million. As a percentage of net sales, such expenses decreased to 37.8% in 1999 from 39.3% in 1998. During 1999, $3.3 million in expenses were added for ongoing operating expenses of the 10 new stores opened in the United States and Puerto Rico during 1999 and certain pre-opening expenses for these stores and other stores expected to open in 2000. This follows the Company's practice to expense all costs associated with new store openings at the time incurred. Additionally, the full year operations in 1999 of the 8 new stores opened during 1998 in the United States added $3.6 million in expenses in 1999 compared to 1998 when those stores were only in operation for varying portions of the year. During 1999, the Company's overall expenses decreased from 1998 due to expense reductions from various operating units, which offset new stores' expenses. Expense reductions include $3.7 million attributable to closed stores, and from decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

Income from Operations. Income from operations in 1999 was $41.6 million, an increase of $10.9 million or 35.6% over 1998 income from operations of $30.7 million. This represented an increase as a percentage of net sales to 9.8% in 1999 compared to 7.5% in 1998. This increase was the result of the increase in gross profit and decrease in selling, general and administrative expenses in 1999 over 1998.

Interest Expense, Net. Net interest expense was $6.7 million in 1999, a decrease of $0.3 million from 1998 net interest expense of $7.0 million. This decrease was primarily due to lower interest expense related to short-term borrowings in 1999 as a result of improved income from operations and reduced inventory levels during the year in 1999 over 1998 and long-term debt reduction. For a discussion of the Company's use of capital resources, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales. Net sales in 1998 were $410.7 million, an increase of $13.5 million or 3.4% over 1997 net sales of $397.2 million. This increase in net sales in 1998 was attributable to a combination of factors. First, the Company's direct to consumers channel of distribution, where sales are generally at higher price levels than in the retail account channel, provided an increase of $15.3 million of sales over 1997. The Company opened a total of 10 new retail stores during 1998, which consisted of 8 stores in the U.S. and 2 stores in Canada. The 8 stores in the U.S. accounted for $3.8 million or 24.8% of the retail sales growth. Comparable store sales increased by $0.8 million or 0.4% compared to 1997 comparable store sales. Second, the Company's international business contributed $34.1 million in net sales in 1998, an increase of $6.0 million or 21.4% over 1997 net sales of $28.1 million. This increase was primarily due to both the retail accounts business and the opening of two new Company-owned stores in Canada. The increase in net sales for these two channels of distribution was primarily attributable to an increase in number of units sold rather than in prices. These increases were partially offset by a $7.9 million decrease of sales through the retail accounts channel of distribution. This decrease was primarily due to sales forgone as a result of the Company's decision to place certain customers on credit watch.

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

Liquidity and Capital Resources

Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum payable semi-annually that mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $40.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum payable semi-annually that mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of December 31, 1999, $4.0 million had been used for letters of credit under the revolving credit facility and $46.0 million was unused and available. For a discussion of certain restrictive covenants contained in the senior note and revolving credit facility loan agreements, including restrictions on the payment of dividends, see Note 7 of Notes to Consolidated Financial Statements.

The Company had working capital of $175.1 million at December 31, 1999, and working capital of $171.2 million at December 31, 1998. Net cash provided by operating activities was $37.9 million, $16.2 million and $12.3 million in 1999, 1998 and 1997, respectively. The increase in net cash provided by operating activities in 1999 compared to 1998 was primarily attributable to higher net income of $7.3 million in 1999 over 1998, a decrease in the Company's inventories of $2.3 million in 1999 from 1998, compared to an increase in inventories of $6.4 million in 1998 from 1997, and an increase in accounts payable and accrued expenses of $4.4 million in 1999 from 1998.

Net cash used in investing activities was $10.1 million, $19.2 million and $49.7 million in 1999, 1998 and 1997, respectively. Cash used during all years was primarily attributable to investment in capital expenditures (consisting primarily of the construction of the new distribution center in South Carolina, new retail stores' fixtures and leasehold improvements, distribution facilities' fixtures and renovation of existing retail stores). The capital expenditures in 1998 and 1997 were mainly for the Charleston, South Carolina distribution facility.

Net cash (used in) provided by financing activities was $(22.2) million, $(18.5) million and $56.6 million in 1999, 1998 and 1997, respectively. During 1999 and 1998, net cash was used for payment of long-term debt, repurchases of common stock and payment of cash dividends. Pursuant to the Company's previously announced program to repurchase up to $20 million of its common stock, the Company purchased 791,700 shares in 1999 at a total cost of $8.7 million and 427,400 shares in 1998 at a total cost of $5.1 million. During 1997, net cash was provided by a $60.0 million debt placement.

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

The Company's inventory purchases in 1999 were approximately 20% from Japanese factories and approximately 31% from German and Austrian factories combined. The significant portion of inventory purchases in foreign currencies exposes the Company to foreign currency fluctuations which can affect the Company's gross profit margin. To hedge against potential foreign currency swings, the Company has strategies in place which are intended to minimize the adverse impact of foreign currency fluctuations on its business. These strategies are: (i) Currency risk sharing arrangements with the Company's Japanese suppliers; (ii) Forward exchange contract coverage on part of its German mark related purchases;
(iii) Sourcing of products from countries other than Japan and Germany where feasible; and (iv) Converting certain purchases from foreign currency to U.S. dollar denominations. The currency risk sharing arrangements minimize the impact of currency swings by the equal sharing of currency exposures against inventory purchases denominated in Japanese yen between the suppliers and the Company. Future fluctuations of the U.S. dollar in relation to foreign currencies can impact earnings in future periods.

At the close of 1999, the Company had two primary distribution centers in the United States, located in Charleston, South Carolina and Long Beach, California. The Charleston facility is owned and the Long Beach facility is leased. The Company also leases additional off-site warehouse space in separate buildings to augment the Long Beach facility. The Company has its corporate office facility in Secaucus, New Jersey, which is Company owned. After transfer of the Secaucus facility's warehouse function to the Company's Charleston distribution facility, the warehouse portion of the facility was leased to an unrelated third party in April 1999. The lease term is for 9 years and will provide annually in excess of $2 million in pre-tax income. The Company's 580,000 square foot distribution facility in Charleston, South Carolina became fully operational during the latter part of 1998. The Company incurred certain transition costs in 1999, 1998 and 1997 that impacted earnings. The Company began depreciating this facility in 1998.

During 1999 the Company opened 11 new retail stores, including 1 store in Puerto Rico, 1 store in Canada, and closed 4 stores. As of December 31, 1999, total retail store count increased to 165, including 1 Puerto Rican store and 6 Canadian stores. The Company operates retail stores in 41 states and 3 Canadian provinces. The Company plans to pursue continued expansion of its store network in the United States and Canada. Present plans include opening up to 10 new retail stores in each of 2000 and 2001. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses. Additionally, as the Company expands its international operations, working capital will be required to fund increased inventories and accounts receivable.

The Company currently estimates that its aggregate capital expenditures in 2000 and 2001 will approximate up to $20 million. This includes the expansion of the Company's retail store network and expansion of its international operations. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

Future Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2001. The Company is currently evaluating the requirements of SFAS No. 133.

Year 2000 Compliance

The Company established and implemented, using a standard five phase approach, its year 2000 program which was designed to minimize the risk of computer failure upon entering the Year 2000 to the Company's business and its customers. The five phases included assessment, planning, remediation, testing and validation. All phases of the program were completed by the end of 1999.

The total cost to implement the Year 2000 program was approximately $240,000. To date, the Company has not experienced any major systems failures or other adverse consequences due to Year 2000 noncompliance. While the possibility still exists for future computer failures, internally or among its customers and suppliers, management does not expect that these developments, should they occur, would have a material adverse impact on the financial position, results of operations or cash flows of the Company.

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

The following table shows certain unaudited quarterly consolidated financial information, and such information as a percentage of net sales, for the Company during the fiscal years 1999 and 1998. The unaudited quarterly consolidated financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the information shown. The operating results are not necessarily indicative of results for any future period.

                                                        QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
                                                     (Dollars in thousands, except per share data)

                                                                   Three Months Ended
                                     -------------------------------------------------------------------------------------------
                                           March 31                June 30               September 30             December 31
                                     --------------------    -------------------    --------------------    ---------------------
1999:
Net sales                             $80,335       100%     $86,819       100%     $107,594        100%     $149,867        100%
Gross profit                           36,945       46.0      40,525       46.7       50,088        46.6       74,493        49.7
Selling, general and
  administrative expenses              37,305       46.4      38,636       44.5       39,769        37.0       44,766        29.9
Income (loss) from operations           (360)      (0.4)       1,889        2.2       10,319         9.6       29,727        19.8
Net income (loss)                     (1,171)      (1.5)         183        0.2        5,233         4.9       17,348        11.6
Basic and diluted net income (loss)
  per share of common stock          $ (0.07)                $  0.01                $   0.30                 $   1.00

1998:
Net sales                             $76,210       100%     $83,292       100%     $104,053        100%     $147,110        100%
Gross profit                           34,332       45.1      40,513       48.6       49,932        48.0       69,731        47.4
Selling, general and
  administrative expenses              37,870       49.7      39,239       47.1       40,117        38.6       44,216        30.1
Restructuring charge                       --                  2,400        2.9           --                       --
Income (loss) from operations         (3,538)      (4.6)     (1,126)      (1.4)        9,815         9.4       25,515        17.3
Net income (loss)                     (2,543)      (3.3)     (1,906)      (2.3)        4,571         4.4       14,141         9.6
Basic and diluted net income (loss)
  per share of common stock          $ (0.14)                $(0.10)                $   0.25                 $   0.78

Forward-Looking Information

We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995). These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. Our factors include, among others, the impact on future sales and profitability of the Company's new distribution facility, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Annual Report on Form 10-K. We will not update the forward-looking information to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to:
(a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and
(c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; future performance of the Company's new distribution facility and successful completion of programs to improve efficiency of the new facility; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; the ability to establish a successful e-commerce function; and general economic risks and uncertainties.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         None

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                   ------------



To the Board of Directors and Stockholders
Mikasa, Inc.


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Mikasa, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 29, 2000

                         MIKASA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                   ------------

                                                                                      December 31,
                                                                                  1999         1998
                                                                                  ----         ----
                                                      ASSETS:
Current assets:
  Cash and cash equivalents                                                    $  45,650    $  39,792
  Accounts receivable trade, net                                                  29,684       25,436
  Inventories                                                                    155,204      156,931
  Deferred income taxes                                                            4,375        4,042
  Prepaid expenses and other current assets                                        3,129        3,966
                                                                               ---------    ---------
          Total current assets                                                   238,042      230,167
  Property and equipment, net                                                    127,665      129,054
  Other assets                                                                       956          774
  Intangible assets, net                                                           4,740        4,747
                                                                               ---------    ---------
          Total assets                                                         $ 371,403    $ 364,742
                                                                               =========    =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Short-term borrowings                                                        $  11,514    $  11,690
  Accounts payable                                                                18,113       11,572
  Accrued expenses                                                                25,807       27,883
  Income taxes payable                                                             7,507        7,827
                                                                               ---------    ---------
          Total current liabilities                                               62,941       58,972
Deferred income taxes                                                              5,977        4,397
Notes payable                                                                     90,000      100,000
                                                                               ---------    ---------
          Total liabilities                                                      158,918      163,369
                                                                               ---------    ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, undesignated, $0.01 par value;
    authorized 20,000 shares; none issued and
    outstanding                                                                        -            -
Common stock, $0.01 par value; authorized 80,000 shares; Issued
    and outstanding 17,179 shares in 1999 and 17,950 in 1998                      49,937       49,719
Accumulated other comprehensive income (loss)                                        748         (745)
Retained earnings                                                                215,265      197,183
                                                                               ---------    ---------
                                                                                 265,950      246,157
Less treasury stock, 5,141 and 4,349 shares at cost in 1999 and 1998,
  respectively                                                                   (53,465)     (44,784)
                                                                               ---------    ---------
          Total stockholders' equity                                             212,485      201,373
                                                                               ---------    ---------
          Total liabilities and stockholders' equity                           $ 371,403    $ 364,742
                                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                   ------------



                                                For The Years Ended December 31,
                                                --------------------------------
                                               1999         1998         1997
                                               ----         ----         ----

Net sales                                    $424,615     $410,665     $397,217
Cost of sales                                 222,564      216,157      208,833
                                             --------     --------     --------

      Gross profit                            202,051      194,508      188,384
Selling, general and administrative
  expenses                                    160,476      161,442      150,497
Restructuring charge                               --        2,400           --
                                             --------     --------     --------
      Income from operations                   41,575       30,666       37,887
Interest expense, net                           6,666        6,956        2,205
                                             --------     --------     --------
      Income before income taxes               34,909       23,710       35,682
Income tax provision                           13,316        9,447       14,018
                                             --------     --------     --------

      Net income                             $ 21,593     $ 14,263     $ 21,664
                                             ========     ========     ========

Basic and diluted net income per share of
  common stock                               $   1.23     $   0.78     $   1.18
                                             ========     ========     ========

Weighted average number of shares of
  common stock outstanding and dilutive
  securities                                   17,632       18,324       18,445
                                             ========     ========     ========

Cash dividend per share of common stock      $   0.20     $   0.20     $   0.20
                                             ========     ========     ========










The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1999, 1998 And 1997
                                 (In thousands)
                                  ------------

                                                                   Accumulated
                                                                      Other
                                         Common Stock             Comprehensive       Retained        Treasury
                                         ------------
                                    Shares          Amount        Income (Loss)        Earnings         Stock
                                    ------          ------        -------------        --------         -----
Balance, January 1, 1997            18,359      $   49,532        $        185       $ 168,560      $ (39,705)
Translation adjustment                  --              --              (1,390)             --             --
Net income                              --              --                  --          21,664             --
Dividends paid                          --              --                  --          (2,754)            --
                                ----------      ----------         -----------       ---------      ----------

Balance, December 31, 1997          18,359          49,532              (1,205)        187,470         (39,705)
Translation adjustment                  --              --                 460              --              --
Net income                              --              --                  --          14,263              --
Dividends paid                          --              --                  --          (4,550)             --
Stock options exercised                 18             187                  --              --              --
Treasury stock purchased              (427)             --                  --              --          (5,079)
                                ----------      ----------         -----------       ---------      ----------

Balance, December 31, 1998          17,950          49,719                (745)        197,183         (44,784)
Translation adjustment                  --              --               1,493              --              --
Net income                              --              --                  --          21,593              --
Dividends paid                          --              --                  --          (3,511)             --
Stock options exercised                 21             218                  --              --              --
Treasury stock purchased              (792)             --                  --              --          (8,681)
                                ----------      ----------         -----------       ---------      ----------

Balance, December 31, 1999          17,179      $   49,937         $       748       $ 215,265      $  (53,465)
                                ==========      ==========         ===========       =========      ==========











The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  ------------

                                                                For The Years Ended December 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
Cash flows from operating activities:
  Net income                                                    $ 21,593    $ 14,263    $ 21,664
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 12,129      10,502       6,777
  Change in operating assets and liabilities:
    Accounts receivable trade, net                                (3,992)        611      (1,916)
    Inventories                                                    2,260      (6,387)    (18,631)
    Prepaid expenses, other current assets and other assets          442       1,386         (33)
    Accounts payable and accrued expenses                          4,443      (7,142)      4,328
    Income taxes payable                                            (270)      3,272      (1,390)
    Deferred income taxes                                          1,248        (290)      1,506
                                                                --------    --------    --------
         Net cash provided by operating activities                37,853      16,215      12,305
                                                                --------    --------    --------
Cash used in investing activities:
  Capital expenditures                                           (10,123)    (19,239)    (49,671)
                                                                --------    --------    --------
Cash flows (used in) from financing activities:
  Long-term (payments) borrowings under note agreements          (10,000)    (10,000)     60,000
  Net borrowing (payments) of short-term debt                       (176)         57        (179)
  Debt issuance costs                                               --          --          (422)
  Purchase of treasury stock                                      (8,681)     (5,079)       --
  Dividends paid                                                  (3,511)     (3,653)     (2,754)
  Exercise of common stock options                                   218         187        --
                                                                --------    --------    --------
         Net cash (used in) provided by  financing activities    (22,150)    (18,488)     56,645
                                                                --------    --------    --------
         Effect of exchange rate  changes on cash and
           cash equivalents                                          278          86        (348)
                                                                --------    --------    --------
         Net increase (decrease) in cash and cash equivalents      5,858     (21,426)     18,931

Cash and cash equivalents, beginning of year                      39,792      61,218      42,287
                                                                --------    --------    --------

Cash and cash equivalents, end of year                          $ 45,650    $ 39,792    $ 61,218
                                                                ========    ========    ========

Supplemental cash flow disclosures:
  Interest paid                                                 $  7,513    $  8,563    $  5,706
  Income taxes paid                                             $ 12,385    $  5,670    $ 13,635

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

Revenues: Revenues are recognized upon shipment of product to customers. Sales allowances, including cooperative advertising allowances, of $6,492,000, $5,814,000 and $7,143,000 in 1999, 1998 and 1997, respectively, are accounted for as a reduction of sales.

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

The Company periodically hedges against foreign currency exposures using forward exchange contracts to cover identified inventory purchase commitments. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled. At December 31, 1999, approximately $5,000,000 of forward exchange contracts hedging such commitments were outstanding.

Net Income Per Share Available to Common Stockholders: The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", effective December 31, 1997. This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to common stockholders, adjusted for any cumulative dividends on preferred stock earned during the year, by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), convertible debt and exercise of stock options and warrants for all periods. See Note 14 "Net Income Per Share."

Comprehensive Income: The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. This Statement requires the Company to report all changes in equity from non-owner sources, including unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments, as components of other comprehensive income. Such amounts are presented as a separate component of equity entitled "Accumulated Other Comprehensive Income (Loss)" in the Consolidated Balance Sheets. The individual components of other comprehensive income are also reported with net income as "Comprehensive Income (Loss)" in
Note 16 of Notes to Consolidated Financial Statements. Financial statements for earlier periods have been reclassified for comparative purposes.

Segment Reporting: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the year ended December 31, 1998. This Statement supercedes substantially all the reporting requirements previously required under SFAS No. 14, "Financial Reporting for Business Segments of an Enterprise", and establishes certain disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, the determination of segments to be reported in the financial statements is to be consistent with the manner in which management organizes and evaluates the internal organization to make operating decisions and assess performance. The adoption of this Statement did not have an impact upon the Company's operating results or financial position as this Statement's provisions affect only the disclosure of certain segment information in the financial statements.

Reclassifications:    To   conform   to   the   1999    presentation,    certain
reclassifications   were  made  to  the  prior  years'  consolidated   financial
statements.

3.  Accounts Receivable, Trade:

Receivables are net of allowances for uncollectible accounts of $774,000 and $790,000 at December 31, 1999 and 1998, respectively.

4.  Inventories:

      Inventories consist of the following (in thousands):


                                                     December 31,
                                                     ------------
                                                   1999          1998
                                                   ----          ----
      Merchandise inventory:
        United States                            $ 120,700     $ 130,584
        International                               13,343        13,654
      Inventory in-transit                          21,161        12,693
                                                 ---------     ---------
                                                 $ 155,204     $ 156,931
                                                 =========     =========

5.  Property and Equipment:

      Property and equipment, at cost, consist of the following (in thousands):


                                                     December 31,
                                                     ------------
                                                   1999          1998
                                                   ----          ----
      Buildings and improvements                 $  58,850     $  56,985
      Furniture and fixtures                        84,520        77,792
      Leasehold improvements                        26,824        25,084
                                                 ---------     ---------
                                                   170,194       159,861
        Less, accumulated depreciation
           and amortization                        (51,824)      (39,988)
                                                 ---------     ---------
                                                   118,370       119,873
      Land                                           9,295         9,181
                                                 ---------     ---------
                                                  $127,665      $129,054
                                                 =========      ========

Depreciation and amortization expense for property and equipment amounted to $11,835,000, $10,213,000 and $6,511,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The Company capitalized interest related to construction of the new distribution center in South Carolina at its cost of funds. The capitalized interest amounted to $981,000 and $2,994,000 for the years ended December 31, 1998 and 1997, respectively, and will be depreciated over the estimated useful lives of the distribution center's assets.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

6.  Intangible Assets:

      Intangible assets consist of the following (in thousands):

                                                     December 31,
                                                     ------------
                                                   1999          1998
                                                   ----          ----
      Goodwill                                   $   5,949     $   5,949
      Other intangible assets                        1,775         1,488
                                                 ---------     ---------
                                                     7,724         7,437
        Less, accumulated amortization              (2,984)       (2,690)
                                                 ---------     ---------
                                                 $   4,740     $   4,747
                                                 =========     =========

Amortization expense for intangible assets amounted to $294,000, $289,000 and $266,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.  Notes Payable:

      Notes payable consist of the following (in thousands):

                                                      December 31,
                                                      ------------
                                                   1999          1998
                                                   ----          ----
      Short-term borrowings                         $1,514        $1,690
      Senior notes                                 100,000       110,000
                                                 ---------     ---------
                                                   101,514       111,690
      Less current portion                          11,514        11,690
                                                 ---------     ---------
      Non-current portion                        $  90,000      $100,000
                                                 =========      ========

In May 1993, the Company entered into an unsecured revolving credit agreement with two banks in the amount of $50,000,000. The maturity date is May 19, 2001. At December 31, 1999, there were no acceptances payable and $4,000,000 of this credit facility was used for open letters of credit and $46,000,000 of the line of credit was unused and available. Borrowings in the form of loans bear interest at the higher of the lead bank's "Base Rate" or the Federal Funds Rate plus 0.5%. At December 31, 1999, the interest rate in effect was 8.50%. Borrowings in the form of acceptances bear interest at the lead bank's quoted treasury rate for comparable time periods and amounts plus 0.5%. The interest rate in effect at December 31, 1999 was 5.93%.

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

At December 31, 1999, a subsidiary of the Company had a line of credit, which was unused and available, expiring in November 2000, unless renewed, totaling approximately $2,900,000. The interest rate at December 31, 1999, was 1.5% and any borrowings would be collateralized primarily by buildings and land.

Another subsidiary of the Company had unsecured short-term borrowings of $1,514,000 and $1,690,000 at December 31, 1999 and 1998, respectively, under a line of credit totaling approximately $1,600,000. The borrowings bear interest at 7.0% at December 31, 1999 and expire in December 31, 2000.

The fair values of the Company's notes payable, which approximate book value, were estimated based on current rates offered to the Company for similar debt of the same remaining maturity and approximate market at December 31, 1999 and 1998.

      Maturities of notes payable for the years ended December 31 are as follows (in thousands):

          2000                                     $   11,514
          2001                                         10,000
          2002                                         10,000
          2003                                         10,000
          2004                                         15,000
          Thereafter                                   45,000
                                                    ---------
                                                    $ 101,514
                                                    =========

Interest expense for the periods presented is net of interest income of $1,537,000, $2,320,000 and $4,456,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The weighted average interest rate on short-term notes payable to banks was 8.1%, 6.8%, and 7.0% for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  Income Taxes:

Income tax provision consists of (in thousands):

                                        For The Years Ended December 31,
                                        --------------------------------
                                          1999          1998         1997
                                          ----          ----         ----
     Current:
       Federal                           $   9,548    $   7,335    $   9,475
       State                                 1,181          909        1,347
       Foreign                               1,272        1,493        1,690
                                         ---------    ---------     --------
                                            12,001        9,737       12,512
                                         ---------    ---------     --------
     Deferred:
       Federal                               1,597          279        1,379
       State                                   101           24          127
       Foreign                                (383)        (593)          --
                                         ---------    ---------     --------
                                             1,315         (290)       1,506
                                         ---------    ---------     --------
            Income tax provision         $  13,316    $   9,447     $ 14,018
                                         =========    =========     ========

      The components of the provision for deferred income taxes are as follows (in thousands):

                                         For The Years Ended December 31,
                                         --------------------------------
                                           1999         1998         1997
                                           ----         ----         ----
     Allowance for doubtful accounts     $       6    $     (25)    $     15
     Capitalized inventory costs              (552)        (153)         (29)
     Book/tax difference in depreciation     1,581        1,414        1,310
     Pension and other accrued expenses        683         (930)         198
     Foreign and state taxes, net of
          federal benefit                     (403)        (596)          12
                                         ---------    ---------     --------
                                         $    1,315   $    (290)   $   1,506
                                         ==========   =========    =========

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities at December 31, are as follows (in thousands):

                                           1999         1998
                                           ----         ----
     Property and equipment              $  (5,977)   $  (4,397)
     Foreign and state income taxes          1,197          727
     Accounts receivable                       302          308
     Inventories                             1,327          775
     Pension and other accrued liabilities   1,549        2,232
                                         ---------    ---------
                                         $  (1,602)   $    (355)
                                         =========    =========

The Company did not record a valuation allowance against its deferred income tax assets in 1999 and 1998.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:


                                          For The Years Ended December 31,
                                          --------------------------------
                                             1999         1998         1997
                                             ----         ----         ----
     Tax provision at the federal
       statutory rate                        35.0%       35.0%        35.0%
     State tax provision, net of federal
       income tax benefit                     2.3         2.7          3.0
     Other                                    0.9         2.1          1.3
                                             ----        ----         ----
     Effective income tax rate for the year  38.2%       39.8%        39.3%
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

                                           Minimum      Minimum
                                            Rental      Sublease
      Years Ending December 31,            Payments      Income         Net
      -------------------------            --------      ------         ---
           2000                            $ 28,873      $ 2,112     $ 26,760
           2001                              26,766        2,086       24,680
           2002                              25,785        2,086       23,699
           2003                              23,393        2,086       21,307
           2004                              20,239        2,086       18,153
           Thereafter                        45,762        2,404       43,358
                                           --------      -------     --------
                                           $170,818      $12,861     $157,957
                                           ========      =======     ========

     Total rent expense under leases is comprised of the following (in thousands):

                                         For The Years Ended December 31,
                                         --------------------------------
                                           1999         1998         1997
                                           ----         ----         ----
     Total rent expense                   $23,509      $23,392    $ 22,639
     Sublease income                       (1,773)      (1,313)     (1,313)
                                          -------      -------    --------
           Net rent expense               $21,736      $22,079    $ 21,326
                                          =======      =======    ========

Pension Plan: The Company has a noncontributory defined benefit pension plan covering substantially all United States employees. The benefits are based on years of service and compensation during the employee's highest compensated five consecutive years of employment. The Company's funding policy is to pay at least the minimum funding requirement under the Employee Retirement Income Security Act of 1974. The following table sets forth the plan's funded status, the pension liability and the net pension cost recognized in the Company's consolidated statements of income for the years ended December 31, 1999, 1998 and 1997, which have been calculated in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

The funded status of the plan at December 31, was (in thousands):

                                                         1999         1998
                                                         ----         ----
     Change in benefit obligation
     Benefit obligation at beginning of year          $ 14,513    $ 11,921
     Service cost                                        1,712       1,520
     Interest cost                                       1,014         858
     Plan participants' contributions                       --          --
     Amendments                                             --          --
     Actuarial (gain) loss                              (2,181)        945
     Benefits paid before settlement                        --        (731)
     Settlement                                         (3,743)         --
                                                      --------    --------
     Benefit obligation at end of year                  11,315      14,513
                                                      --------    --------

     Change in plan assets

     Fair value of plan assets at beginning of year     16,116      15,306
     Actual return on plan assets                          997       1,541
     Employer contribution                                 546          --
     Plan participants' contributions                       --          --
     Benefits paid                                      (4,344)       (731)
                                                      --------    --------
     Fair value of plan assets at end of year           13,315      16,116
                                                      --------    --------

     Funded status                                       2,000       1,603
     Unrecognized net actuarial gain                    (2,709)     (2,407)
     Unrecognized prior service cost                      (321)       (350)
     Unrecognized transition assets                         (2)         (4)
                                                      --------    --------
     Prepaid pension cost                             $ (1,032)   $ (1,158)
                                                      ========    ========


                                                     1999      1998       1997
                                                     ----      ----       ----
     Weighted-average assumptions as of December 31
     Discount rate                                   7.75%     6.75%       7.00%
     Rate of increase in future compensation levels  5.00%     5.00%       5.00%
     Expected long-term rate of return on assets     7.50%     7.50%       7.50%

                                              For The Years Ended December 31,
                                              --------------------------------
                                                1999         1998         1997
                                                ----         ----         ----

     Components of net periodic benefit cost (in thousands)

     Service cost                           $   1,712    $   1,520    $   1,174
     Interest cost                              1,014          858          689
     Expected return on plan assets            (1,214)      (1,157)        (915)
     Amortization of transition asset              (1)          (1)          (1)
     Amortization of prior service cost           (29)         (29)         (29)
     Recognized net actuarial gain                (21)        (109)        (121)
                                            ----------   ----------   ----------
     Net periodic pension cost                  1,461        1,082          797
     Net settlement recognition                (1,041)          --           --
                                            ----------   ----------   ----------
            Pension expense                 $     420    $   1,082    $     797
                                            ==========   ==========   ==========

Profit-Sharing Plan/401(k): The profit-sharing plan/401(k) (the "Plan") is a discretionary plan covering substantially all United States employees of the Company. The Plan is a defined contribution plan in which eligible employees may voluntarily elect to contribute "before-tax" dollars (deferred employee compensation) up to the lesser of 10% of their compensation or $10,000, the Internal Revenue Service's maximum, for the year ended December 31, 1999. The Company contributes an amount equal to 25% of the first 6% of each employee's contribution.

The Company's cost of the Plan was $376,000, $384,000 and $339,000 in 1999, 1998
and 1997, respectively.

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

Letters of Credit: At December 31, 1999, the Company was contingently liable for open letters of credit of approximately $4,000,000.

10.  Restructuring Charge:

During the quarter ended June 30, 1998, the Company recognized an estimated restructuring charge of $2,400,000 related to the consolidation of its east coast warehousing operations, credit and customer service functions with the Company's Charleston, South Carolina facility. The consolidation was completed by the end of the first quarter 1999. The restructuring charge, which has been utilized, consisted primarily of the estimated costs for employee separations, termination of the related warehouse lease and fixed asset impairment.

11.  Stockholders' Equity:

The authorized capital stock of the Company includes 80,000,000 shares and 20,000,000 shares of common stock and preferred stock, respectively, at a par value of $.01 per share. The Company's Board of Directors has not authorized any series of this undesignated preferred stock to be issued.

During 1999 and 1998, the Company repurchased 792,000 shares and 427,000 shares of its common stock in the open market at aggregate costs of $8,681,000 and $5,079,000, respectively.

12.  Related Party Transactions:

The Company leases a retail store from two of its officers and directors. The lease expires on August 31, 2009, with no renewal options. The Company paid these officers and directors $162,000, $155,000 and $154,000 in lease costs during 1999, 1998 and 1997, respectively.

13.  Stock Option Plans:

On May 27, 1998, the stockholders approved the 1998 Long-Term Stock Incentive Plan (the "1998 Incentive Plan") which had been adopted by the Board in April 1998. The 1998 Incentive Plan replaced the Mikasa Long-Term Incentive Plan (the "Incentive Plan") adopted on March 17, 1994 as amended on December 18,1996. The 1998 Incentive Plan provides that the number of shares of common stock of the Company available for issuance under this plan may not exceed the sum of 1,000,000 shares plus any shares available for future awards under the Incentive Plan as of the effective date of the 1998 Incentive Plan. The total number of shares of the Company's common stock under both plans to be granted or subject to options or rights may not exceed 3,225,000. Under the 1998 Incentive Plan, no participant may be granted, in the aggregate, awards totaling more than 450,000 shares of common stock. The plan provides that the exercise price shall not be less than the fair market value of the shares on the date of grant and that no portion of the option may be exercised beyond 10 years from that date. Options vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant for options granted during 1994 through 1999.

The range of per share exercise prices for options outstanding as of December 31, 1999 is $9.9375 to $16.00. A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                  1999                       1998                        1997
                                        -----------------------     -----------------------     ----------------------
                                          Shares                      Shares                      Shares
                                          Under      Wgtd. Avg        Under      Wgtd. Avg        Under      Wgtd. Avg
                                          Option    Exer. Price       Option    Exer. Price       Option    Exer. Price
                                          ------    -----------       ------    -----------       ------    -----------
Outstanding at beginning of year        1,598,500      $  12.25     1,360,500      $  12.74     1,051,000     $  12.36
Granted                                   367,000          9.94       313,000         10.38       330,000        14.00
Exercised                                 (21,050)        10.38       (18,000)        10.38            --           --
Canceled                                 (107,250)        12.89       (57,000)        14.23       (20,500)       13.38
                                        ---------      --------     ---------      --------     ---------     --------

Outstanding at end of year              1,837,200      $  11.77     1,598,500      $  12.25     1,360,500     $  12.74
                                        =========      ========     =========      ========     =========     ========


Options exercisable at year-end         1,322,950      $  12.44     1,127,000      $  12.52       741,750     $  13.10
                                        =========      ========     =========      ========       =======     ========


Options available for future grant      1,572,550                   1,608,500                     864,500
                                        =========                   =========                     =======

Weighted average fair value of
options granted during the year         $    3.45                   $    4.33                   $    5.39
                                        =========                   =========                   =========

Weighted average remaining
contractual life in years                       6                           8                           9
                                        =========                   =========                   =========

On May 25, 1995, the Company adopted and approved its Non-Employee Directors Stock Option Plan. Under this plan, the number of shares of common stock of the Company to be granted or subject to options or rights may not exceed 100,000. Each non-employee director shall automatically receive an option at each annual shareholders' meeting to purchase all or part of 2,500 shares of common stock. The plan provides that the exercise price of the options shall be 100% of the fair market value of the common stock on the date of grant. Options expire 10 years after the date of grant. During 1999, 1998 and 1997, options to purchase 2,500, 5,000 and 5,000 shares of common stock were granted at a per share exercise price of $10.94, $12.75 and $11.875, respectively. Options issued under this plan vest at a rate of 50% one year from the date of grant and the remaining 50% two years from the date of grant. At December 31, 1999, 81,250 shares were available for the granting of additional options. During 1999, 1998, and 1997, no options were exercised or surrendered.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro- forma amounts indicated below. In determining the fair value, the Company used the Modified Black-Scholes American model, assumed a per share dividend of $0.20 per year beginning with quarterly payments in April 1999, an expected life of eight years for all grants, an expected volatility of 18.9% and a risk free interest rate of 6.5% for all years, (in thousands, except per share data):

                                              For The Years Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----

     Net income as reported                    $ 21,593   $ 14,263   $ 21,664
                                               ========   ========   ========
     Proforma net income                       $ 20,364   $ 12,194   $ 19,857
                                               ========   ========   ========
     Diluted net income per share as reported  $   1.23   $   0.78   $   1.18
                                               ========   ========   ========
     Proforma net income per share             $   1.15   $   0.67   $   1.08
                                               ========   ========   ========

14.  Net Income Per Share:

Net income per share includes the following components (in thousands):

                                              For The Years Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
     Basic net income per share:
     Numerator:
       Net income available to common
           stockholders                        $ 21,593   $ 14,263   $ 21,664
                                               ========   ========   ========
     Denominator:
       Average common shares outstanding         17,577     18,221     18,359
                                               ========   ========   ========
     Diluted net income per share:
     Numerator:
       Net income available to common
           stockholders                        $ 21,593   $ 14,263   $ 21,664
                                               ========   ========   ========
     Denominator:
       Average common shares outstanding         17,577     18,221     18,359
       Effect of dilutive securities:
         Common stock options                        55        103         86
                                               --------   --------   --------
                                                 17,632     18,324     18,445
                                               ========   ========   ========

15.  Segment Information

The Company's reportable segments are based on channels of distribution and geographic operations. The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements except certain of the information reported herein is reported upon the basis of the Company's internal management reporting systems rather than under generally accepted accounting principles. Specifically, if the Company were to adjust its accounting to generally accepted accounting principles, the result would be to increase cost of sales for its Retail Accounts Group and decrease cost of sales by the identical amount for its Direct to Consumers Group to adjust for inter-company profits (i.e. for internal reporting and management purposes amounts related to all inter-company inventory profit eliminations result in a higher cost of sales to the Direct to Consumers Group). Furthermore, since part of the mission of the Company's Direct to Consumers Group is to liquidate slow moving or out of season products within the Company's inventories, the allocation of related mark downs for this activity is inherently subjective and virtually impossible to account for on the basis of generally accepted accounting principles within segments. The Company evaluates the performance of its operating segments based on direct operating income or losses. Each segment records direct expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest or certain corporate overhead expenses to operating segments. Identifiable assets are primarily those directly used in the operations of each segment which consist of inventories. No individual customer accounted for greater than 10% of consolidated net sales for any period presented.

Summarized financial information concerning the Company's reportable segments as of December 31, is shown in the following table (in thousands):

                                                             1 9 9 9
                                     ---------------------------------------------------------
                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   ------------- ------------
Net sales                            $245,151   $140,423   $385,574   $ 39,041    $424,615
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 37,414   $ 26,399   $ 63,813   $  4,819    $ 68,632
                                     ========   ========
U.S. corporate overhead
  expenses                                                   27,057         --      27,057
                                                           --------   --------    --------
  Operating income                                           36,756      4,819      41,575
Interest expense, net                                         5,889        777       6,666
                                                           --------   --------    --------
  Income before income taxes                               $ 30,867   $  4,042    $ 34,909
                                                           ========   ========    ========

Long lived assets                                          $126,763   $  6,598    $133,361
                                                           ========   ========    ========
Inventories                          $ 46,036   $ 95,825   $141,861   $ 13,343    $155,204
                                     ========   ========   ========   ========    ========

                                                             1 9 9 8
                                     ---------------------------------------------------------
                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   ------------- ------------
Net sales                            $238,774   $137,794   $376,568   $ 34,097    $410,665
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 32,309   $ 25,048   $ 57,357   $  3,606    $ 60,963
                                     ========   ========
U.S. corporate overhead
  expenses                                                   27,897         --       7,897
Restructuring charge                                          2,400         --       2,400
                                                           --------   --------    --------
  Operating income                                           27,060      3,606      30,666
Interest expense, net                                         6,265        691       6,956
                                                           --------   --------    --------
  Income before income taxes                               $ 20,795   $  2,915    $ 23,710
                                                           ========   ========    ========
Long lived assets                                          $129,143   $  5,432    $134,575
                                                           ========   ========    ========
Inventories                          $ 45,765   $ 97,512   $143,277   $ 13,654    $156,931
                                     ========   ========   ========   ========    ========

                                                             1 9 9 7
                                     ---------------------------------------------------------
                                     Direct to   Retail     Total
                                     Consumers  Accounts     U.S.   International Consolidated
                                     ---------  --------     ----   ------------- ------------
Net sales                            $223,459   $145,669   $369,128   $ 28,089    $397,217
                                     ========   ========   ========   ========    ========
  Direct operating income            $ 32,879   $ 33,013   $ 65,892   $  4,835    $ 70,727
                                     ========   ========
U.S. corporate overhead
  expenses                                                   32,840         --      32,840
                                                           --------   --------    --------
  Operating income                                           33,052      4,835      37,887
Interest expense, net                                         1,775        430       2,205
                                                           --------   --------    --------
  Income before income taxes                               $ 31,277   $  4,405    $ 35,682
                                                           ========   ========    ========
Long lived assets                                          $121,978   $  3,667    $125,645
                                                           ========   ========    ========
Inventories                          $ 46,448   $ 91,759   $138,207   $ 12,210    $150,417
                                     ========   ========   ========   ========    ========

16.  Comprehensive Income:

The following table reflects comprehensive income as of December 31 (in thousands):
                                               1999         1998         1997
                                               ----         ----         ----
Net income                                   $  21,593    $  14,263   $  21,664
Other comprehensive income (loss):
  Foreign currency translation adjustment        1,493          460      (1,390)
                                            -----------  ------------ ----------
Comprehensive income                         $  23,086    $  14,723   $  20,274
                                             =========    =========   =========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

  (a) The following documents are filed as a part of this Report:

      (1) Financial Statements:

          Report of Independent Accountants
          Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income For The Years Ended
            December 31, 1999, 1998 and 1997
          Consolidated Statements of Stockholders' Equity For The Years
            Ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows For The Years Ended
            December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

          The following financial statement schedule of Mikasa, Inc. and Subsidiaries for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mikasa, Inc. and Subsidiaries.

      Schedule                                                    Page
      --------                                                    ----
        II    Valuation and Qualifying Accounts                    49

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

         Exhibit
            No.                           Description
            ---                           -----------
          *10.2 -- Management Agreement dated December 31, 1992 by and between
                   American Commercial, Incorporated and Mikasa Nagoya Holdings, Inc.
          *10.4 -- Partnership Agreement for Mikasa Europe Distribution GmbH &
                   Co. KG (German copy and English translation)
          *10.5 -- Note Purchase Agreements dated as of May 1, 1993 by and among Mikasa, Inc., American Commercial, Incorporated and various Noteholders with Notes issued pursuant thereto
          *10.6 -- Revolving Credit Agreement dated May 19, 1993 by and among
                   Mikasa, Inc., American Commercial, Incorporated, The First National Bank of Boston and The Tokai Bank, Ltd. with Notes issued pursuant thereto
           10.7 -- Mikasa, Inc. Long-Term Incentive Plan (Amended and Restated as of December 18, 1996) incorporated by reference to exhibit 10.7 filed with the Registrant's Form 10-K filed March 31, 1997
          *10.8 -- Lease between The Equitable Life Assurance Society of the
                   United States and American Commercial, Incorporated for the lease of premises at 20633 South Fordyce Street, Long Beach, California
         *10.10 -- Lease between Main Street Associates and Tabletop
                   Merchandisers, Inc. for lease of premises at 93-95 Main Street, Flemington, New Jersey
        **10.12 -- Mikasa, Inc. Non-Employee Directors Stock Option Plan
          10.13 -- Stock Purchase Agreement dated August 6, 1996, between Alfred J. Blake and Mikasa, Inc., incorporated by reference to exhibit (c) (1) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996
          10.14 -- Employment and Consulting Agreement dated August 6, 1996, between Alfred J. Blake and American Commercial, Incorporated and Mikasa, Inc., incorporated by reference to exhibit (c)
                   (2) filed with the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 filed August 8, 1996
          10.15 -- Mikasa, Inc. 1998 Long-Term Stock Incentive Plan incorporated by reference to exhibit A filed with the Registrant's Proxy Statement filed April 22, 1998
          10.16 -- Amendment  dated  May  29,  1998  to  Revolving   Credit
                   Agreement dated May 19, 1993 by and among Mikasa, Inc., American Commercial, Incorporated, BankBoston and The Tokai Bank, Ltd. with Notes issued pursuant thereto, incorporated by reference to exhibit 10.16 filed with the Registrant's Form 10-K filed March 31, 1999
          10.17 -- Amendment dated March 16, 1999 to Lease dated September 1, 1989 between Main Street Associates and Tabletop, incorporated by reference to exhibit 10.17 filed with the Registrant's Form 10-K filed March 31, 1999
          21.1  -- Subsidiaries of the Registrant
          23.1  -- Consent of PricewaterhouseCoopers LLP
          27    -- Financial Data Schedule

         Exhibit
            No.                           Description
            ---                           -----------
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

      ** Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 33-93936) filed June 23, 1995.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.


                                    MIKASA, INC.


                                    By: /s/ Raymond B. Dingman
                                       -------------------------------------
                                        Raymond B. Dingman
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2000.


            Signature                                 Title(s)
            ---------                                 --------


/s/ Alfred J. Blake                  Chairman of the Board
---------------------------------
Alfred J. Blake

/s/ Raymond B. Dingman               President, Chief Executive Officer and
---------------------------------
Raymond B. Dingman                   Director (Principal Executive Officer)

/s/ Brenda W. Flores                 Vice President, and Chief Financial Officer
---------------------------------
Brenda W. Flores                    (Principal Financial and Accounting Officer)

/s/ George T. Aratani                Director
---------------------------------
George T. Aratani

/s/ Robert H. Hotz                   Director
---------------------------------
Robert H. Hotz

/s/ Raymond E. Inouye                Director
---------------------------------
Raymond E. Inouye

/s/ Anthony F. Santarelli            Director
---------------------------------
Anthony F. Santarelli

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                    --------


To The Board of Directors and Stockholders
Mikasa, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Mikasa, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 29, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                 Additions
                                                    Balance at    Charged                Balance
                                                    Beginning     to Costs               at End of
             Description                            of Period       and      Deductions   Period
                                                                 Expenses
--------------------------------------------------  ----------   ---------   ----------  ---------
                                                                                 (a)
Year Ended December 31, 1997
Reserves deducted from assets to which they apply:
    Allowance for uncollectible accounts receivable    $ 763     $ 750          $ 773      $ 740

Year Ended December 31, 1998
Reserves deducted from assets to which they apply:
    Allowance for uncollectible accounts receivable    $ 740     $ 225          $ 175      $ 790

Year Ended December 31, 1999                           $ 790     $ 250          $ 266      $ 774
Reserves deducted from assets to which they apply:
    Allowances for uncollectible accounts receivable

-----------------

(a)  Accounts written off, net of recoveries

                                  MIKASA, INC.
                           Annual Report on Form 10-K
                               December 31, 1998

                               INDEX TO EXHIBITS


                                                                    Sequentially
 Exhibit                                                               Numbered
   No.                           Description                            Page
   ---                           -----------                            ----

 21.1  -- Subsidiaries of the Registrant                                 51

 23.1  -- Consent of PricewaterhouseCoopers LLP                          53

 27    -- Financial Data Schedule                                        54

EXHIBIT 21.1
------------

                                                   Dated as of December 31, 1999
                                                   -----------------------------

                          SUBSIDIARIES OF MIKASA, INC.
                                                                     Percentage
                                                                     of Voting                      Names Under
                                            State of                   Stock                   Which Subsidiaries Do
               Company                    Incorporation             (Securities)                      Business
======================================================================================================================
American Commercial,                   California          100% owned by                  Mikasa
Incorporated ("ACI")                                       Mikasa, Inc.                   Mikasa Factory Store
                                                                                          Studio Nova
                                                                                          Christopher Stuart
                                                                                          Home Beautiful
-----------------------------------------------------------------------------------------------------------------------
                                                 SUBSIDIARIES OF ACI
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus, Holdings Inc.         Delaware            100% owned by ACI              Mikasa
                                                                                          Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus, (MA) Inc.             Delaware            100% owned by ACI              Mikasa
                                                                                          Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus, (Texas) Inc.          Delaware            100% owned by ACI              Mikasa
                                                                                          Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
Mikasa Licensing, Inc.                 Delaware            100% owned by ACI              Mikasa
                                                                                          Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
Mikasa (CA), Inc.                      California          100% owned by ACI
-----------------------------------------------------------------------------------------------------------------------
Sinvalco Associates, Inc.              Delaware            100% owned by ACI
-----------------------------------------------------------------------------------------------------------------------
Secaucus Associates, Inc. (??)         Delaware            100% owned by ACI
-----------------------------------------------------------------------------------------------------------------------
Mikasa Nagoya Holdings, Inc.           Delaware            100% owned by ACI
("MNHI")
-----------------------------------------------------------------------------------------------------------------------
Mikasa International, Inc.             Delaware            100% owned by ACI              Mikasa
("MII")
-----------------------------------------------------------------------------------------------------------------------
                                                  SUBSIDIARY OF TMI
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus, (NY) Inc.             Delaware            100% owned by                  Mikasa
                                                           TMI                            Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
                                                 SUBSIDIARY OF MNHI
-----------------------------------------------------------------------------------------------------------------------
Mikasa Corporation                     Japan               100% owned by MNHI             Mikasa
-----------------------------------------------------------------------------------------------------------------------


                                                                    Percentage
                                                                     of Voting                      Names Under
                                            State of                   Stock                   Which Subsidiaries Do
               Company                    Incorporation             (Securities)                      Business
======================================================================================================================
                                                 SUBSIDIARIES OF MII
-----------------------------------------------------------------------------------------------------------------------
Mikasa Europe, Inc.                    Delaware            100% owned by MII              Mikasa
-----------------------------------------------------------------------------------------------------------------------
Table Fashions International, Inc.     Delaware            100% owned by MII              Mikasa
-----------------------------------------------------------------------------------------------------------------------
Mikasa (Canada), Inc. ("MCI")          Canada              100% owned by MII              Mikasa
                                                                                          Studio Nova
                                                                                          Christopher Stuart
                                                                                          Home Beautiful
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus (PR), Inc              Puerto Rico         100% owned by Mll              Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
                                                 SUBSIDIARY OF MCI
-----------------------------------------------------------------------------------------------------------------------
Dinnerware Plus (ON), Inc.             Canada              100% owned by MCI              Mikasa
                                                                                          Mikasa Factory Store
-----------------------------------------------------------------------------------------------------------------------
                                                  AFFILIATES OF ACI
-----------------------------------------------------------------------------------------------------------------------
Mikasa Europe Distribution             Germany             66-2/3%                        Mikasa
GmbH ("MED")
-----------------------------------------------------------------------------------------------------------------------
Mikasa Europe Distribution             Germany             66-2/3% (including             Mikasa
GmnH & Co. KG (limited                                     indirect ownership through
partnership)                                               MED)
-----------------------------------------------------------------------------------------------------------------------

Exhibit 23.1
------------
                       CONSENT OF INDEPENDENT ACCOUNTANTS





We  hereby  consent  to the  incorporation  by  reference  in  the  registration statements on Form S-8 (File No. 33-93936) and Form S-8 (No. 33-83250) of Mikasa, Inc. and subsidiaries of our report dated February 29, 2000 relating to the consolidated financial statements and consolidated financial statement schedule, which appears in this Form 10-K.





PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 28, 2000