Form 10-Q
period 2000-03-31
MIKASA INC
filed 2000-05-15
CIK 920758

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         Commission File Number 1-13066



                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)



                Delaware                             33-0099676
     -------------------------------             ------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



  One Mikasa Drive, Secaucus, New Jersey                 07096
 ----------------------------------------              ---------
 (Address of principal executive offices)              (Zip Code)



                                 (201) 867-9210
                                 --------------
               Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---      ---


     As of March 31, 2000, a total of 17,075,645 shares of the Registrant's
                Common Stock, $0.01 par value, was outstanding.

                                  MIKASA, INC.

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.        FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Balance Sheets as of                   3
                        March 31, 2000 and December 31, 1999

                        Consolidated Statements of Income                   4
                        for the three months ended March 31,
                        2000 and 1999

                        Consolidated Statements of Cash Flows               5
                        for the three months ended March 31,
                        2000 and 1999

                        Notes to Consolidated Financial                     6
                        Statements

               Item 2.  Management's Discussion and Analysis                8
                        of Financial Condition and Results of
                        Operations

               Item 3.  Quantitative and Qualitative Disclosures About     12
                        Market Risks

PART II.       OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                   12

               Signatures                                                  13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         MIKASA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               MARCH 31,           DECEMBER 31,
                                                 2000                  1999
                                              -----------          ------------
                                              (UNAUDITED)
ASSETS

Cash and cash equivalents                       $ 26,746             $ 45,650
Accounts receivable trade, net                    30,521               29,684
Inventories                                      155,752              155,204
Deferred income taxes                              4,326                4,375
Prepaid expenses and other current assets          3,551                3,129
                                                --------             --------
    Total current assets                         220,896              238,042
Property and equipment, net                      125,363              127,665
Notes receivable and other assets                  1,433                  956
Intangible assets, net                             4,651                4,740
                                                --------             --------
    Total assets                                $352,343             $371,403
                                                ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                           $ 11,427             $ 11,514
Accounts payable                                   9,489               18,113
Other current liabilities                         25,173               33,314
                                                --------             --------
    Total current liabilities                     46,089               62,941
Deferred income taxes                              5,977                5,977
Notes payable                                     90,000               90,000
                                                --------             --------
    Total liabilities                            142,066              158,918
                                                --------             --------
Preferred stock, undesignated, $0.01 par
  value; authorized 20,000 shares; none
  issued and outstanding                              --                   --
Common stock, $0.01 par value; authorized
  80,000 shares; issued and outstanding
  17,076 and 17,179 shares at March 2000
  and December 1999, respectively                 49,937               49,937
Cumulative translation adjustment                    420                  748
Retained earnings                                214,394              215,265
                                                --------             --------
                                                 264,751              265,950
Less treasury stock, 5,244 and 5,141
  shares at March 2000 and December
  1999, respectively, at cost                    (54,474)             (53,465)
                                                --------             --------
    Total stockholders' equity                   210,277              212,485
                                                --------             --------
    Total liabilities and stockholders'
      equity                                    $352,343             $371,403
                                                ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------

Net sales                                              $80,345         $80,335
Cost of sales                                           42,404          43,390
                                                       -------         -------
    Gross profit                                        37,941          36,945
Selling, general and administrative expenses            36,533          37,305
                                                       -------         -------
    Income (loss) from operations                        1,408            (360)
Interest expense, net                                    1,464           1,567
                                                       -------         -------
    Income (loss) before income taxes                      (56)         (1,927)
Income tax benefit                                         (22)           (756)
                                                       -------         -------
    Net income (loss)                                  $   (34)        $(1,171)
                                                       =======         =======
Basic and diluted net income (loss) per
  share of common stock                                $ (0.00)        $ (0.07)
                                                       =======         =======
Weighted average number of shares
  of common stock outstanding
  and dilutive securities                               17,121          17,816
                                                       =======         =======
Cash dividends per share of
  common stock                                         $  0.05         $  0.05
                                                       =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN thousands)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                     2000               1999
                                                   --------           --------

Cash flows from operating activities:
  Net loss                                         $    (34)           $ (1,171)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization                       3,255               3,106
  Changes in operating assets and liabilities       (19,212)             (7,573)
                                                   --------            --------
    Net cash used in operating activities           (15,991)             (5,638)
                                                   --------            --------
Cash used in investing activities:
  Capital expenditures                                 (925)             (1,356)
                                                   --------            --------
Cash flows (used in) from financing activities:
  Net (payments) borrowing of short term debt           (90)                 44
  Purchase of treasury stock                         (1,008)             (2,687)
  Exercise of common stock options                        0                  10
  Dividends paid                                       (858)               (897)
                                                   --------            --------
    Net cash used in financing activities            (1,956)             (3,530)
                                                   --------            --------
    Effect of exchange rate changes on cash
      and cash equivalents                              (32)                663
                                                   --------            --------
    Net decrease in cash and cash equivalents       (18,904)             (9,861)

Cash and cash equivalents, beginning of period       45,650              39,792
                                                   --------            --------

Cash and cash equivalents, end of period           $ 26,746            $ 29,931
                                                   ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                         MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.      INTERIM FINANCIAL STATEMENTS:

        The accompanying consolidated financial statements of Mikasa, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") have not been audited by independent accountants, except for the balance sheet as of December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.      INCOME TAXES:

        For the three months ended March 31, 2000, the income tax benefit was provided at an estimated annual rate of 38.9% of loss before taxes. For the three months ended March 31, 1999, income tax benefit was provided at an estimated annual rate of 39.2% of loss before taxes.

3.      ACCOUNTS RECEIVABLE, TRADE:

        Receivables are net of allowances for uncollectible accounts of $765 at March 31, 2000 and $774 at December 31, 1999.

4.      PROPERTY AND EQUIPMENT:

        Property and equipment, at cost, are net of accumulated depreciation and amortization of $54,990 at March 31, 2000 and $51,824 at December 31, 1999.

5.      INTANGIBLE ASSETS:

        Intangible assets are net of accumulated amortization of $3,074 at March 31, 2000 and $2,984 at December 31, 1999.

6.      DECLARATION OF DIVIDEND:

        On March 20, 2000, the Company declared a quarterly dividend of $0.05 per share or $852 on its common stock to stockholders of record on March 31,2000, payable on April 11, 2000.

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

        Summarized financial information concerning the Company's reportable segments as of March 31, is shown in the following table:

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 2000             1999
                                               --------         --------
     Net sales:
       Direct to Consumers                     $ 44,689         $ 45,667
       Retail Accounts                           26,837           27,952
                                               --------         --------
         Total U.S.                              71,526           73,619
       International                              8,819            6,716
                                               --------         --------
         Consolidated                          $ 80,345         $ 80,335
                                               ========         ========

     Direct operating income:
       Direct to Consumers                     $  2,756         $  2,631
       Retail Accounts                            3,865            3,784
                                               --------         --------
         Total U.S.                               6,621            6,415
       International                                570              351
                                               --------         --------
         Consolidated                             7,191            6,766
     U.S. corporate overhead expenses             5,783            7,126
                                               --------         --------
     Income (loss) from operations                1,408             (360)
     Interest expense, net                        1,464            1,567
                                               --------         --------
       Income before income taxes              $    (56)        $ (1,927)
                                               ========         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain financial and operations data for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                                          $44,689   $45,667
Retail accounts                                               26,837    27,952
International                                                  8,819     6,716
                                                             -------   -------
     Total                                                   $80,345   $80,335
                                                             =======   =======
U.S. OPERATIONS DATA:
Stores open at beginning of period                               165       158
Stores opened during period                                        2         1
Stores closed during period                                       (3)        0
                                                             -------   -------
Stores open at end of period(1)                                  164       159
                                                             =======   =======

(1)  Stores in Canada open at end of period were 6
     in 2000 and 5 in 1999

Percentage (decrease) increase in comparable store
net sales                                                       (5.7%)     0.3%


                                                            AS OF MARCH 31,
                                                          --------------------
                                                             2000      1999
                                                          ---------  ---------
Total U.S. store gross square footage                     1,544,100  1,509,800


--------------
Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        Net Sales. Net sales for both the three months ended March 31, 2000 (the "current period") and for the three months ended March 31, 1999 (the "prior period") were $80.3 million. Sales through direct to consumers channel of distribution decreased $1.0 million. The decrease was primarily attributable to the comparable store sales decrease in the current period and partially offset by increased sales of $2.0 million from new retail stores opened less than twelve months. Sales through the retail accounts channel of distribution decreased $1.0 million and sales through the international channel of distribution increased $2.1 million.

        Gross Profit. Gross profit for the current period was $37.9 million, an increase of $1.0 million or 2.7% over the prior period's gross profit of $36.9 million. Gross profit as a percentage of net sales increased to 47.2% in the current period from 46.0% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the director to consumers and international channels of distribution.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $36.5 million, a decrease of $0.8 million or 2.1% compared to the prior period of $37.3 million. As a percentage of net sales, such expenses decreased to 45.5% in the current period from 46.4% in the prior period. During the current period, $1.6 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 2000. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $0.8 million in expenses were recognized from the stores closed in the last twelve months. Operating expenses also reflect decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

        Income (loss) from Operations. Income from operations in the current period was $1.4 million, an increase of $1.8 million from the prior period's loss from operations of ($0.4) million. This represented an increased as a percentage of net sales to 1.8% in the current period from (0.4%) in the prior period.

        Interest Expense, Net. Net interest expense was $1.5 million in the current period, a decrease of $0.1 million from the prior period of $1.6 million. The decrease was primarily due to lower interest expense related to long-term debt in the current period as a result of annual principal loan repayments.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, which mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $40.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, which mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of March 31, 2000, $5.5 million had been used for letters of credit under the revolving credit facility. The balance of $44.5 million was unused and available at March 31, 2000. The Company's senior notes and revolving credit agreements contain certain financial covenants, including restrictions on cash distributions to stockholders, which could limit the Company's future ability to pay cash dividends.

        The Company had working capital of $174.8 million at March 31, 2000 and working capital of $175.1 million at December 31, 1999. Net cash used in operating activities was $16.0 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase in net cash used in operating activities was primarily attributable to a decrease in accounts payable and other current liabilities.

        Net cash used in investing activities for capital expenditures was $0.9 million and $1.4 million in the three months ended March 31, 2000 and 1999, respectively. These capital expenditures consisted primarily of expenditures for fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores.

        Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of its common stock, the Company has purchased 1,322,600 shares through March 31, 2000 at a total cost of $14.8 million.

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

        During the first quarter of 2000, the Company opened two new retail stores and closed three retail stores in the United States to end the quarter with 164 stores, including 6 Canadian stores. The number of states in which the Company operates retail stores is 41 and the number of Canadian provinces is 3. The Company plans to continue expansion of its store network in the United States and Canada. Present plans include opening up to 7 new retail stores in the balance of 2000 and up to 10 new retail stores in 2001. Two retail stores were opened in the first quarter. Each store requires a commitment of inventory, fixtures, equipment and pre-opening store expenses.

        The Company currently estimates that its aggregate capital expenditures in 2000 and 2001 will approximate up to $20 million. This includes the expansion and support of the Company's retail store network and expansion of its international operations and capital expenditures for the Company's distribution and office facilities, including system and technology enhancements. In each of these cases, there can be no assurance that the Company's capital expenditures will not exceed this estimated amount.

FUTURE DEVELOPMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company beginning in the first quarter of 2001. The Company is currently evaluating the requirements of SFAS No. 133.

YEAR 2000 COMPLIANCE

        The Company established and implemented, using a five phase approach, its year 2000 program which was designed to minimize the risk of computer failure upon entering the Year 2000 to the Company's business and its customers. The five phases included assessment, planning, remediation, testing and validation. All phases of the program were completed by the end of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            None



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



                                 MIKASA, INC.
                                 (Registrant)





Date:   May 15, 2000                /s/ Raymond B. Dingman
                                    -------------------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                    /s/ Brenda W. Flores
                                    -------------------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                        Description                             Page
-----------                        -----------                             ----

    27                 Financial Data Schedule                              15