Form 10-Q
period 2000-06-30
MIKASA INC
filed 2000-08-14
CIK 920758

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  ________ TO ________

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                          33-0099676
   -------------------------------                           ---------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

     One Mikasa Drive, Secaucus, New Jersey                    07096
   ------------------------------------------                 ---------
            (Address of principal executive offices)          (Zip Code)


                                 (201) 867-9210
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No _ _

  As of June 30, 2000, a total of 16,985,445 shares of the Registrant's Common
                   Stock, $0.01 par value, were outstanding.

                                  MIKASA, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Consolidated Balance Sheets as of                                       3
                           June 30, 2000 and December 31, 1999

                           Consolidated Statements of Income                                       4
                           for the three months ended June 30,
                           2000 and 1999, and six months ended
                           June 30, 2000 and 1999

                           Consolidated Statements of Cash Flows                                   5
                           for the six months ended June 30,
                           2000 and 1999

                           Notes to Consolidated Financial                                         6
                           Statements

                  Item 2.  Management's Discussion and Analysis                                    9
                           of Financial Condition and Results of
                           Operations

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risks            14

PART II. OTHER INFORMATION

                  Item 4.  Submission of Matters to a Vote of Security Holders                    14

                  Item 6.  Exhibits and Reports on Form 8-K                                       14

                  Signatures                                                                      15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                          June 30,               December 31,
                                                                            2000                     1999
                                                                     -------------------     -------------------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                                     $  10,566                 $ 45,650
Trade accounts receivable, net                                                   24,115                   29,684
Inventories                                                                     170,524                  155,204
Deferred income taxes                                                             4,349                    4,375
Prepaid expenses and other current assets                                         3,362                    3,129
                                                                           ------------             ------------
     Total current assets                                                       212,916                  238,042
Property and equipment, net                                                     124,366                  127,665
Intangible assets, net                                                            4,570                    4,740
Other assets                                                                        866                      956
                                                                           ------------             ------------
     Total assets                                                             $ 342,718                 $371,403
                                                                           ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                         $  11,256                 $ 11,514
Accounts payable                                                                 12,596                   18,113
Accrued expenses                                                                 23,719                   25,807
Income tax payable                                                                   --                    7,507
                                                                           ------------             ------------
     Total current liabilities                                                   47,571                   62,941
Deferred income taxes                                                             5,977                    5,977
Notes payable                                                                    80,000                   90,000
                                                                           ------------             ------------
     Total liabilities                                                          133,548                  158,918
Preferred stock, undesignated, $0.01 par value; authorized
  20,000 shares; none issued and outstanding                                         --                       --
Common stock, $0.01 par value; authorized 80,000
  shares; issued and outstanding 16,985 and 17,179 shares
  at June 30, 2000 and December 31, 1999, respectively                           49,937                   49,937
Cumulative translation adjustment                                                   101                      748
Retained earnings                                                               214,483                  215,265
                                                                           ------------             ------------
                                                                                264,521                  265,950
Less treasury stock, 5,334 and 5,141 shares at June 30,
  2000 and December 31, 1999, respectively, at cost                             (55,351)                 (53,465)
                                                                           ------------             ------------
     Total stockholders' equity                                                 209,170                  212,485
                                                                           ------------             ------------
     Total liabilities and stockholders' equity                                $342,718                 $371,403
                                                                           ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)




                                                              For The Three Months Ended            For The Six Months Ended
                                                                       June 30,                             June 30,
                                                          ----------------------------------    ----------------------------------
                                                               2000               1999               2000               1999
                                                          ----------------    --------------    ---------------    ---------------
Net sales                                                        $83,894          $ 86,819           $164,239           $167,154
Cost of sales                                                     42,235            46,294             84,639             89,684
                                                              ----------       -----------        -----------        -----------
     Gross profit                                                 41,659            40,525             79,600             77,470
Selling, general and administrative expenses                      38,749            38,636             75,282             75,941
                                                              ----------       -----------        -----------        -----------
     Income from operations                                        2,910             1,889              4,318              1,529
Interest expense, net                                              1,384             1,584              2,848              3,151
                                                              ----------       -----------        -----------        -----------
     Income (loss) before income taxes                             1,526               305              1,470             (1,622)
Income tax provision (benefit)                                       588               122                566               (634)
                                                              ----------       -----------        -----------        -----------
     Net income (loss)                                           $   938          $    183           $    904           $   (988)
                                                              ==========       ===========        ===========        ============
Basic and diluted net income (loss) per
  share of common stock                                          $  0.06          $   0.01           $   0.05           $  (0.06)
                                                              ==========       ===========        ===========        ============
Weighted average number of shares
  of common stock outstanding
  and dilutive securities                                         16,989            17,655             17,031             17,735
                                                              ==========       ===========        ===========        ============
Cash dividends per share of
  Common stock                                                   $  0.05          $   0.05           $   0.10           $   0.10
                                                              ==========       ===========        ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For The Six Months Ended
                                                                                         June 30,
                                                                       ---------------------------------------------
                                                                            2000                        1999
                                                                       ------------------        -------------------
Cash flows from operating activities:

  Net income (loss)                                                             $   904                   $   (988)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                                6,579                      6,241
     Net changes in operating assets and liabilities                            (25,354)                    (2,580)
                                                                          --------------              -------------

          Net cash (used in) provided by operating activities                   (17,871)                     2,673

Cash used in investing activities:

   Capital expenditures                                                          (3,246)                    (4,065)
                                                                          --------------              -------------

Cash flows (used in) from financing activities:

   Repayments under long-term note agreements                                   (10,000)                   (10,000)
   Net (decrease) increase in short-term borrowings                                (261)                     1,470
   Purchase of treasury stock                                                    (1,886)                    (3,972)
   Sale of common stock from exercise of stock options                                --                        10
   Dividends paid                                                                (1,711)                    (1,763)
                                                                          --------------              -------------

          Net cash used in financing activities                                 (13,858)                   (14,255)

          Effect of exchange rate changes on cash
           and cash equivalents                                                    (109)                       (87)
                                                                          --------------              -------------


          Net decrease in cash and cash equivalents                             (35,084)                   (15,734)

Cash and cash equivalents, beginning of period                                   45,650                     39,792
                                                                          --------------              -------------

Cash and cash equivalents, end of period                                      $  10,566                   $ 24,058
                                                                          ==============              =============


The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


1.       INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated financial statements of Mikasa, Inc. (the "Company") include its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       INCOME TAXES:

         For the six months ended June 30, 2000, income taxes were provided at an estimated annual rate of 38.5% of income before income taxes. For the six months ended June 30, 1999, income tax benefit was estimated using an annual rate of 39.1% of loss before income taxes.

3.       TRADE ACCOUNTS RECEIVABLE:

         Trade accounts receivable are net of allowances for uncollectible accounts of $1,012 at June 30, 2000 and $774 at December 31, 1999.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost and are net of accumulated depreciation of $58,219 at June 30, 2000 and $51,824 at December 31, 1999.

5.       INTANGIBLE ASSETS:

         Intangible assets are net of accumulated amortization of $3,168 at June 30, 2000 and $2,984 at December 31, 1999.

6.       DECLARATION OF DIVIDEND:

         On June 27, 2000, the Company declared a quarterly dividend of $0.05 per share or $849 on its common stock to stockholders of record on July 7, 2000, payable on July 18, 2000.

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


7.       SEGMENT INFORMATION:

         The Company's reportable segments are based on channels of distribution and geographic operations. Certain of the information reported herein is reported on the basis of the Company's internal management reporting systems rather than under generally accepted accounting principles. Specifically, if the Company were to adjust its accounting to generally accepted accounting principles, the result would be to increase cost of sales for its Retail Accounts Group and decrease cost of sales by the identical amount for its Direct to Consumers Group to adjust for inter-company profits (i.e., for internal reporting and management purposes, amounts related to all inter-company inventory profit eliminations result in a higher cost of sales to the Direct to Consumers Group). Furthermore, since part of the mission of the Company's Direct to Consumers Group is to liquidate slow moving or out of season products within the Company's inventories, the allocation of related mark downs for this activity is inherently subjective and virtually impossible to account for on the basis of generally accepted accounting principles within segments. The Company evaluates the performance of its operating segments based on direct operating income or losses. Each segment records direct expenses related and allocable to its employees and its operations.

         Summarized financial information concerning the Company's reportable segments as of June 30 are shown in the following table:

                                           For The Three Months Ended               For The Six Months Ended
                                                    June 30,                                June 30,
                                      -------------------------------------     ----------------------------------
                                           2000                 1999                2000                1999
                                      ----------------    -----------------    ----------------    ---------------
Net sales:
  Direct to Consumers                      $  48,165            $  50,185            $ 92,854          $  95,852
  Retail Accounts                             26,167               28,087              53,004             56,039
                                           ---------            ---------            --------          ---------
    Total U.S.                                74,332               78,272             145,858            151,891
  International                                9,562                8,547              18,381             15,263
                                           ---------            ---------            --------          ---------
    Consolidated                           $  83,894            $  86,819            $164,239          $ 167,154
                                           =========            =========            ========          =========

Direct operating income:
  Direct to Consumers                      $   4,828            $   3,375            $  7,584          $   6,006
  Retail Accounts                              3,860                4,681               7,725              8,465
                                           ---------            ---------            --------          ---------
    Total U.S.                                 8,688                8,056              15,309             14,471
  International                                1,624                  968               2,420              1,319
                                           ---------            ---------            --------          ---------
    Consolidated                              10,312                9,024              17,729             15,790
U.S. Corporate overhead
  Expenses                                     7,402                7,135              13,411             14,261
                                           ---------            ---------            --------          ---------
Income from operations                         2,910                1,889               4,318              1,529
Interest expense, net                          1,384                1,584               2,848              3,151
                                           ---------            ---------            --------          ---------
  Income before income taxes               $   1,526            $     305            $  1,470          $  (1,622)
                                           =========            =========            ========          =========



                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

8.       COMPREHENSIVE INCOME (LOSS):

         Total comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                       For The Three Months Ended           For The Six Months Ended
                                                                June 30,                            June 30,
                                                    ----------------------------------    ------------------------------
                                                        2000                1999             2000              1999
                                                    --------------     ---------------    ------------     -------------
Net income (loss)                                           $938                $183             $904             $(988)
Other comprehensive income (loss):
  Foreign currency translation adjustment                   (318)                238             (647)              161
                                                       ---------           ---------         --------         ---------
Comprehensive income (loss)                                 $620                $421             $257             $(827)
                                                       =========           =========         ========         =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial and operations data for the periods indicated:

                                                                          Three Months Ended
                                                                               June 30,
                                                               -----------------------------------------
                                                                     2000                   1999
                                                               ------------------     ------------------
                                                               (In thousands, except operations data)
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                                                    $ 48,165               $ 50,185
Retail accounts                                                          26,167                 28,087
International                                                             9,562                  8,547
                                                                  -------------            -----------
     Total                                                             $ 83,894               $ 86,819
                                                                  =============            ===========

OPERATIONS DATA:
Stores open at beginning of period                                          164                    159
U.S. Stores opened during period                                              3                      4
Stores closed during period                                                  --                     (3)
                                                                  -------------            -----------
Stores open at end of period (1)                                            167                    160
                                                                  =============            ===========

(1)  Stores in Canada open at end of period were 6
     in 2000 and 1999

Percentage decrease in comparable store net sales                         (4.4%)                 (0.2%)

                                                                            As Of June 30,
                                                               -----------------------------------------
                                                                     2000                   1999
                                                               ------------------     ------------------
Total U.S. store gross square footage                                 1,565,000              1,495,600

----------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net Sales. Net sales for the three months ended June 30, 2000 (the "current period") were $83.9 million, a decrease of $2.9 million or 3.3% lower than net sales of $86.8 million for the three months ended June 30, 1999 (the "prior period"). This decrease in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided a decrease of $1.9 million from the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided a decrease of $2.0 million of sales from the prior period. This decrease is primarily attributable to sales foregone in the current period of $1.5 million from stores closed, while the decline in comparable store sales was offset by new store sales. The decrease in domestic sales was partially offset by an increase in sales through the international channel of distribution of $1.0 million.

         Gross Profit. Gross profit for the current period was $41.7 million, an increase of $1.2 million or 3.0% over the prior period's gross profit of $40.5 million. Gross profit as a percentage of net sales increased to 49.7% in the current period from 46.7% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the direct to consumers channel of distribution.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $38.7 million, an increase of $0.1 million or 0.3% compared to $38.6 million in the prior period. As a percentage of net sales, such expenses increased to 46.2% in the current period from 44.5% in the prior period. During the current period, $1.8 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 2000. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $1.0 million in expenses were recognized from the stores closed in the last twelve months.

         Income from Operations. Income from operations in the current period was $2.9 million, an increase of $1.0 million or 52.6% from the prior period's $1.9 million. As a percentage of net sales, this represented an increase to 3.5% in the current period from 2.2% in the prior period.

         Interest Expense, Net. Net interest expense was $1.4 million in the current period, a decrease of $0.2 million from the prior period of $1.6 million. The decrease resulted from the loan repayments of the Company's long-term debt.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net Sales. Net sales for the six months ended June 30, 2000 (the "current period") were $164.2 million, a decrease of $3.0 million or 1.8% from net sales of $167.2 million for the six months ended June 30, 1999 (the "prior period"). This decrease in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided a decrease of $3.0 million from the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided a decrease of $3.0 million of sales from the prior period. This decrease is primarily attributable to sales foregone in the current period of $1.9 million from stores closed, while the decline in comparable store sales was offset by new store sales. The increase in sales through the international channel of distribution was $3.1 million.

         Gross Profit. Gross profit for the current period was $79.6 million, an increase of $2.1 million or 2.7% over the prior period's gross profit of $77.5 million. Gross profit as a percentage of net sales increased to 48.5% in the current period from 46.3% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the direct to consumers channel of distribution.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $75.3 million, a decrease of $0.6 million or 0.8% compared to the prior period of $75.9 million. As a percentage of net sales, such expenses increased to 45.8% in the current period from 45.4% in the prior period. During the current period, $3.3 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 2000. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $1.9 million in expenses were recognized from the stores closed in the last twelve months. Operating expenses also reflect decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

         Income from Operations. Income from operations in the current period was $4.3 million, an increase of $2.8 million or 186.7% from the prior period's $1.5 million. As a percentage of net sales, this represented an increase to 2.6% in the current period from 0.9% in the prior period.

         Interest Expense, Net. Net interest expense was $2.8 million in the current period, a decrease of $0.3 million from the prior period net interest expense of $3.1 million. The decrease resulted from loan repayments of the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, which mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $30.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, which mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of June 30, 2000, $4.7 million had been used for letters of credit under the revolving credit facility. The balance of $45.3 million was unused and available at June 30, 2000. The Company's senior notes and revolving credit agreements contain certain financial covenants, including restrictions on cash distributions to stockholders, which could limit the Company's future ability to pay cash dividends.

         The Company had working capital of $165.3 million at June 30, 2000 and working capital of $175.1 million at December 31, 1999. Net cash (used in) provided by operating activities were $(17.9) million and $2.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in inventory and a decrease in accounts payable and other current liabilities.

         Net cash used in investing activities for capital expenditures were $3.2 million and $4.1 million in the six months ended June 30, 2000 and 1999, respectively. These capital expenditures consisted primarily of expenditures for fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores.

         Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of its common stock, the Company has purchased 1,412,800 shares in the period from January 1, 1998 through June 30, 2000 at a total cost of $15.7 million. This is in addition to 3,921,300 shares previously acquired at a cost of $39.7 million.

         Certain monetary assets and liabilities of the Company are in foreign currencies and may be subject to foreign exchange risk. Foreign currency exchange losses have not in the past had a material effect on the Company's financial condition since these assets and liabilities are not material to its consolidated monetary assets and liabilities. As such, these items are not hedged by the Company.

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

         During the second quarter of 2000, the Company opened three new retail stores in the United States to end the quarter with 167 stores, including six Canadian stores. The Company operates retail stores in 41 U.S. States and in three Canadian provinces. The Company plans to continue expansion of its retail store network in the United States and Canada. Present plans include opening up to four new retail stores in the balance of 2000 and up to ten new retail stores in 2001.

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

FUTURE DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivatives and hedging activities. In accordance with these Statements, all derivatives must be recognized as assets or liabilities and measured at fair value. These Statements will be effective for the Company beginning in the first quarter of 2001. The Company is currently evaluating the requirements of SFAS No. 133 and SFAS No. 138.

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

FORWARD-LOOKING INFORMATION

         We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995). These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. Our factors include, among others, the impact on future sales and profitability by the Company's distribution facilities, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Quarterly Report on Form 10-Q. We will not update the forward-looking information to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to: (a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and (c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful performance of internal plans; its ability to control inventory levels; customer changes in short range and long range plans; domestic and international competition in the Company's product areas; successful completion of programs to improve efficiency of the Company's distribution facilities; continued acceptance of existing products and the development and acceptance of new products; performance issues with key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; the ability to establish a successful e-commerce function; and general economic risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           None

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Stockholders held on
May 24, 2000, the following members were re-elected to the Board of Directors:

                       Alfred J. Blake
                       Robert H. Hotz
                       Joseph S. Muto

The following proposal was approved at the Company's Annual Meeting:

                                                                  Votes         Against  or      Abstentions
                                                                    For           Withheld
                                                                ----------      -----------      -----------
1.     Re-election of three of its directors to the
        Board of Directors

           Alfred J. Blake                                      15,757,135           26,498
           Robert H. Hotz                                       15,757,146           26,487
           Joseph S. Muto                                       15,757,135           26,498


There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                          (27)        Financial Data Schedule

           (b)  Reports on Form 8-K

                          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MIKASA, INC.
                                    (Registrant)

Date:    August 14, 2000             /s/ Raymond B. Dingman
                                    --------------------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer

                                    /s/ Brenda W. Flores
                                    --------------------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

  Exhibit No.                         Description                           Page

     27                         Financial Data Schedule                      17