Form 10-Q
period 2000-09-30
MIKASA INC
filed 2000-11-14
CIK 920758

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-13066

                                  MIKASA, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                       33-0099676
     --------------------------                         -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

One Mikasa Drive, Secaucus, New Jersey                          07096
---------------------------------------                       ---------
(Address of principal executive offices)                      (Zip Code)

                                 (201) 867-9210
                                 --------------
               Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


          As of September 30, 2000, a total of 16,998,095 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                                  MIKASA, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of                           3
                 September  30, 2000 and December 31, 1999

                 Consolidated Statements of Income                           4
                 for the three months ended September 30,
                 2000 and 1999, and nine months ended
                 September 30, 2000 and 1999

                 Consolidated Statements of Cash Flows                       5
                 for the nine months ended September 30,
                 2000 and 1999

                 Notes to Consolidated Financial                            6
                 Statements

         Item 2. Management's Discussion and Analysis                        9
                 of Financial Condition and Results of
                 Operations

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risks                                               14

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           14

         Signatures                                                         15

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          MIKASA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                    ---------         ---------
                                                                   (Unaudited)
ASSETS

Cash and cash equivalents                                           $   4,190         $  45,650
Trade accounts receivable, net                                         38,064            29,684
Inventories                                                           172,500           155,204
Deferred income taxes                                                   4,333             4,375
Prepaid expenses and other current assets                               3,445             3,129
                                                                    ---------         ---------
     Total current assets                                             222,532           238,042
Property and equipment, net                                           123,524           127,665
Intangible assets, net                                                  4,489             4,740
Other assets                                                              831               956
                                                                    ---------         ---------
     Total assets                                                   $ 351,376         $ 371,403
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings                                               $  11,205         $  11,514
Accounts payable                                                       10,132            18,113
Other current liabilities                                              30,025            33,314
                                                                    ---------         ---------
     Total current liabilities                                         51,362            62,941
Deferred income taxes                                                   5,977             5,977
Notes payable                                                          80,000            90,000
                                                                    ---------         ---------
     Total liabilities                                                137,339           158,918
Preferred stock, undesignated, $0.01 par value; authorized
  20,000 shares; none issued and outstanding                               --                --
Common stock, $0.01 par value; authorized 80,000
  shares; issued and outstanding 16,998 and 17,179 shares
  at September 30, 2000 and December 31, 1999, respectively            50,107            49,937
Cumulative translation adjustment                                        (333)              748
Retained earnings                                                     219,614           215,265
                                                                    ---------         ---------
                                                                      269,388           265,950
Less treasury stock, 5,334 and 5,141 shares at September 30,
  2000 and December 31, 1999, respectively, at cost                   (55,351)          (53,465)
                                                                    ---------         ---------
     Total stockholders' equity                                       214,037           212,485
                                                                    ---------         ---------
     Total liabilities and stockholders' equity                     $ 351,376         $ 371,403
                                                                    =========         =========



The accompanying notes are an integral part of these consolidated financial statements.

                          MIKASA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                        For The Three Months Ended               For The Nine Months Ended
                                                               September 30,                           September 30,
                                                        ----------------------------            ----------------------------
                                                          2000                1999                2000                1999
                                                        --------            --------            --------            --------
Net sales                                               $103,526            $107,594            $267,765            $274,748
Cost of sales                                             51,586              57,506             136,225             147,190
                                                        --------            --------            --------            --------
     Gross profit                                         51,940              50,088             131,540             127,558
Selling, general and administrative expenses              40,702              39,769             115,984             115,710
                                                        --------            --------            --------            --------
     Income from operations                               11,238              10,319              15,556              11,848
Interest expense, net                                      1,517               1,708               4,365               4,859
                                                        --------            --------            --------            --------

     Income before income taxes                            9,721               8,611              11,191               6,989
Income tax provision                                       3,741               3,378               4,307               2,744
                                                        --------            --------            --------            --------
     Net income                                         $  5,980            $  5,233            $  6,884            $  4,245
                                                        ========            ========            ========            ========
Basic and diluted net income per
  share of common stock                                 $   0.35            $   0.30            $   0.40            $   0.24
                                                        ========            ========            ========            ========
Weighted average number of shares
  of common stock outstanding
  and diluted shares                                      17,125              17,659              17,062              17,713
                                                        ========            ========            ========            ========
Cash dividends per share of
  Common stock                                          $   0.05            $   0.05            $   0.15            $   0.15
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

                          MIKASA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  For The Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                    2000                 1999
                                                                  --------             --------
Cash flows from operating activities:
  Net income                                                      $  6,884             $  4,245
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                   9,939                9,366
     Net changes in operating assets and liabilities               (37,748)             (28,848)
                                                                  --------             --------

          Net cash used in operating activities                    (20,925)             (15,237)

Cash flows from investing activities:
   Capital expenditures                                             (5,778)              (6,291)
                                                                  --------             --------

Cash flows from financing activities:
   Repayments under long-term note agreements                      (10,000)             (10,000)
   Net payments of short-term borrowings                              (309)                (119)
   Purchase of treasury stock                                       (1,886)              (5,325)
   Sale of common stock from exercise of stock options                 170                  218
   Dividends paid                                                   (2,560)              (2,637)
                                                                  --------             --------

          Net cash used in financing activities                    (14,585)             (17,863)

       Effect of exchange rate changes on cash
            and cash equivalents                                      (172)                 152
                                                                  --------             --------

          Net decrease in cash and cash equivalents                (41,460)             (39,239)

Cash and cash equivalents, beginning of period                      45,650               39,792
                                                                  --------             --------

Cash and cash equivalents, end of period                          $  4,190             $    553
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

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


1.    MERGER WITH J.G. DURAND INDUSTRIES, S.A.:

On September 11, 2000, Mikasa, Inc. ("Mikasa" or the "Company") announced that it signed an agreement and plan of merger with J.G. Durand Industries, S.A., a French glass and crystal manufacturer and distributor, and certain stockholders of Mikasa. The agreement provides for the merger of Mikasa with a subsidiary of J.G. Durand Industries. In the merger, each share of Mikasa common stock (other than a certain number of shares held by certain stockholders who will own an interest in the Company after merger) will be converted into the right to receive $16.50 in cash. Following completion of the transaction, Mikasa will be operated as a privately held subsidiary. Completion of the transaction is subject to customary closing conditions, including stockholder approval and receipt of regulatory and other approvals.

2.    INTERIM FINANCIAL STATEMENTS:

      The accompanying consolidated financial statements of Mikasa include its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.    INCOME TAXES:

      For the nine months ended September 30, 2000, income taxes were provided at an estimated annual rate of 38.5% of income before income taxes. For the nine months ended September 30, 1999, the income tax provision was estimated using an annual rate of 39.3% of income before income taxes.

4.    TRADE ACCOUNTS RECEIVABLE:

      Trade accounts receivable are net of allowances for uncollectible accounts of $1,201 at September 30, 2000 and $774 at December 31, 1999.

5.    PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost and are net of accumulated depreciation of $61,499 at September 30, 2000 and $51,824 at December 31, 1999.

6.    INTANGIBLE ASSETS:

      Intangible assets are net of accumulated amortization of $3,248 at September 30, 2000 and $2,984 at December 31, 1999.

7.    DECLARATION OF DIVIDEND:

      On September 25, 2000, the Company declared a quarterly cash dividend of $0.05 per share or $850 on its common stock to stockholders of record on October 6, 2000, payable on October 17, 2000.

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

      Summarized financial information concerning the Company's reportable segments for the periods ended September 30 are shown in the following table:

                                               For The Three Months                     For The Nine Months
                                                      Ended                                   Ended
                                                    September 30,                          September 30,
                                            ----------------------------            ----------------------------
                                              2000                1999                2000                1999
                                            --------            --------            --------            --------
Net sales:
  Direct to Consumers                       $ 55,673            $ 55,513            $148,527            $151,365
  Retail Accounts                             38,905              42,211              91,909              98,250
                                            --------            --------            --------            --------
    Total U.S.                                94,578              97,724             240,436             249,615
  International                                8,948               9,870              27,329              25,133
                                            --------            --------            --------            --------

    Consolidated                            $103,526            $107,594            $267,765            $274,748
                                            ========            ========            ========            ========

Direct operating income:
  Direct to Consumers                       $  9,476            $  6,644            $ 17,060            $ 12,650
  Retail Accounts                              8,651               9,675              17,258              18,140
                                            --------            --------            --------            --------
    Total U.S.                                18,127              16,319              34,318              30,790
  International                                1,472                 791               3,892               2,110
                                            --------            --------            --------            --------

    Consolidated                              19,599              17,110              38,210              32,900
U.S. corporate overhead expenses               8,361               6,791              22,654              21,052
                                            --------            --------            --------            --------
Income from operations                        11,238              10,319              15,556              11,848
Interest expense, net                          1,517               1,708               4,365               4,859
                                            --------            --------            --------            --------

  Income before income taxes                $  9,721            $  8,611            $ 11,191            $  6,989
                                            ========            ========            ========            ========

                          MIKASA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


9.    COMPREHENSIVE INCOME:

      Total comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                          For The Three Months                For The Nine Months
                                                                Ended                                Ended
                                                             September 30,                       September 30,
                                                     --------------------------            --------------------------
                                                       2000               1999               2000               1999
                                                     -------             ------            -------             ------
Net income                                           $ 5,980             $5,233            $ 6,884             $4,245
Other comprehensive income (loss):

  Foreign currency translation adjustment               (434)               454             (1,081)               615
                                                     -------             ------            -------             ------
Comprehensive income                                 $ 5,546             $5,687            $ 5,803             $4,860
                                                     =======             ======            =======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain financial and operations data for the periods indicated:


                                                                   Three Months Ended
                                                                       September 30,
                                                              --------------------------------
                                                                 2000                   1999
                                                              ---------              ---------
                                                            (In thousands, except operations data)
NET SALES BY CHANNEL OF DISTRIBUTION:
Direct to consumers                                           $  55,673              $  55,513
Retail accounts                                                  38,905                 42,211
International                                                     8,948                  9,870
                                                              ---------              ---------
     Total                                                    $ 103,526              $ 107,594
                                                              =========              =========

OPERATIONS DATA:
Stores open at beginning of period                                  167                    160
U.S. Stores opened during period                                      1                      1
Stores closed during period                                          (4)                    (1)
                                                              ---------              ---------
Stores open at end of period (1)                                    164                    160
                                                              =========              =========

(1) Stores in Canada open at end of period were 6
    in 2000 and 1999

Percentage (decrease) increase in comparable store
net sales                                                          (3.6)%                  0.1%


                                                As Of September 30,
                                            -------------------------
                                               2000            1999
                                            ---------       ---------
Total U.S. store gross square footage       1,524,000       1,498,700


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Net Sales. Net sales for the three months ended September 30, 2000 (the "current period") were $103.5 million, a decrease of $4.1 million or 3.8% lower than net sales of $107.6 million for the three months ended September 30, 1999 (the "prior period"). This decrease in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided a decrease of $3.3 million from the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided an increase of $0.1 million of sales from the prior period. Sales through the international channel of distribution decreased by $0.9 million.

      Gross Profit. Gross profit for the current period was $51.9 million, an increase of $1.9 million or 3.7% over the prior period's gross profit of $50.1 million. Gross profit as a percentage of net sales increased to 50.2% in the current period from 46.6% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from our direct to consumer distribution channel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $40.7 million, an increase of $0.9 million or 2.3% compared to $39.8 million in the prior period. As a percentage of net sales, such expenses increased to 39.3% in the current period from 37.0% in the prior period. During the current period, $1.6 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and for certain pre-opening expenses for these stores and other stores expected to open in 2000. It is the Company's practice to expense all costs associated with new store openings as incurred.

      Income from Operations. Income from operations in the current period was $11.2 million, an increase of $0.9 million or 8.9% from the prior period's $10.3 million. As a percentage of net sales, this represented an increase to 10.9% in the current period from 9.6% in the prior period.

      Interest Expense, Net. Net interest expense was $1.5 million in the current period, a decrease of $0.2 million from the prior period of $1.7 million. The decrease is attributable to the Company's ability to make loan repayments using cash provided by operations without borrowing additional amounts at today's potentially higher interest rates.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Net Sales. Net sales for the nine months ended September 30, 2000 (the "current period") were $267.8 million, a decrease of $7.0 million or 2.5% from net sales of $274.8 million for the nine months ended September 30, 1999 (the "prior period"). This decrease in net sales in the current period was attributable to a combination of factors. First, the Company's retail accounts channel of distribution provided a decrease of $6.3 million from the prior period. Second, the Company's direct to consumers channel of distribution, where sales are generally consummated at higher price levels than in the retail accounts channel, provided a decrease of $2.8 million of sales from the prior period. This decrease is primarily attributable to sales foregone in the current period of $2.8 million from stores closed, while the decline in comparable store sales was offset by new store sales. The decrease in domestic sales was partially offset by an increase in sales through the international channel of distribution of $2.2 million.

      Gross Profit. Gross profit for the current period was $131.5 million, an increase of $4.0 million or 3.1% over the prior period's gross profit of $127.5 million. Gross profit as a percentage of net sales increased to 49.1% in the current period from 46.4% in the prior period. The gross profit increase as a percentage of net sales was primarily due to improved margins from the direct to consumer distribution channel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the current period were $116.0 million, an increase of $0.3 million or 0.2% compared to the prior period of $115.7 million. As a percentage of net sales, such expenses increased to 43.3% in the current period from 42.1% in the prior period. During the current period, $5.0 million in expenses were added for ongoing operating expenses of the new stores opened in the United States during the last twelve months and certain pre-opening expenses for these stores and other stores expected to open in 2000. It is the Company's practice to expense all costs associated with new store openings as incurred. During the current period, savings of $2.0 million in expenses were recognized from stores closed in the last twelve months. Operating expenses also reflect decreased expenses from the Company's Secaucus, New Jersey warehouse as it completed its distribution function transfer to the Charleston, South Carolina facility in March 1999.

      Income from Operations. Income from operations in the current period was $15.6 million, an increase of $3.7 million or 31.3% from the prior period's $11.8 million. As a percentage of net sales, this represented an increase to 5.8% in the current period from 4.3% in the prior period.

      Interest Expense, Net. Net interest expense was $4.4 million in the current period, a decrease of $0.5 million from the prior period net interest expense of $4.9 million. The decrease is attributable to the Company's ability to make loan repayments using cash provided by operations without borrowing additional amounts at today's potentially higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has used cash from operations, an equity offering and debt financing to fund working capital requirements and capital expenditures. In June 1997, the Company placed $60.0 million in unsecured, senior notes with a group of insurance companies at an interest rate of 7.38% per annum, payable semi-annually, which mature on June 4, 2007. Principal payments of $15.0 million per year will be due annually commencing in June 2004. The Company also has outstanding $30.0 million in unsecured senior notes with a group of insurance companies which bear interest at the rate of 6.66% per annum, payable semi-annually, which mature in May 2003. Principal payments on these notes of $10.0 million per year are due annually in May each year until May 2003. The Company also has a $50.0 million unsecured revolving credit facility provided by two banks. The maturity date of the revolving credit facility is May 19, 2001. As of September 30, 2000, $3.4 million had been used for letters of credit under the revolving credit facility. The balance of $46.6 million was unused and available at September 30, 2000. The Company's senior notes and revolving credit agreements contain certain financial covenants, including restrictions on cash distributions to stockholders, which could limit the Company's future ability to pay cash dividends. In addition, the Company may be required to offer to repurchase the senior notes maturing May 2003 and to arrange a new bank revolving credit facility after consummation of the proposed merger with J.G. Durand Industries, S.A.

      The Company had working capital of $171.2 million at September 30, 2000 and working capital of $175.1 million at December 31, 1999. Net cash used in operating activities were $20.9 million and $15.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities was primarily attributable to an increase in inventory and a decrease in accounts payable and other current liabilities.

      Net cash used in investing activities for capital expenditures were $5.8 million and $6.3 million in the nine months ended September 30, 2000 and 1999, respectively. These capital expenditures consisted primarily of expenditures for information systems, fixtures and leasehold improvements for new stores, improvements to distribution facilities and renovation of existing retail stores.

      Pursuant to the Company's previously announced common stock repurchase program of up to $20 million of its common stock, the Company's first stock repurchase under this program was in January 1998 and the last repurchase was on April 20, 2000. During this period, the Company has purchased 1,412,800 shares at a total cost of $15.7 million. This is in addition to 3,921,300 shares previously acquired at a cost of $39.7 million.

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

      During the third quarter of 2000, the Company opened one new retail store and closed four in the United States to end the quarter with 164 stores, including six Canadian stores. The Company operates retail stores in 41 U.S. States and in three Canadian provinces. The Company plans to continue expansion of its retail store network in the United States and Canada. Present plans include opening up to three new retail stores in the balance of 2000 and up to ten new retail stores in 2001.

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

RECENT DEVELOPMENTS

On September 11, 2000, Mikasa announced that it signed an agreement and plan of merger with J.G. Durand Industries, S.A., a French glass and crystal manufacturer and distributor, and certain stockholders of Mikasa. The agreement provides for the merger of Mikasa with a subsidiary of J.G. Durand Industries. In the merger, each share of Mikasa common stock (other than a certain number of shares held by certain stockholders who will own an interest in the Company after merger) will be converted into the right to receive $16.50 in cash. Following completion of the transaction, Mikasa will be operated as a privately held subsidiary. Completion of the transaction is subject to customary closing conditions, including stockholder approval and receipt of regulatory and other approvals. Mikasa has filed a Schedule 14A with the Securities and Exchange Commission, and will mail a proxy statement to holders of common stock, in connection with the merger. Stockholders are urged to read the proxy statement when it becomes available because it will contain important information.

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

FORWARD-LOOKING INFORMATION

      We believe that certain statements or assumptions contained in Management's Discussion and Analysis constitute "forward-looking" information. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to vary materially from our predicted results, performance or achievements. These risks, uncertainties and factors include, among others, the impact on future sales and profitability of the operation of the Company's distribution facilities, foreign exchange and foreign purchasing risks, planned expansion of the Company's retail store network, capital expenditure levels associated with planned projects, future trends relating to seasonality, competition from the expansion of retail store networks by our competitors, increased governmental quotas, tariffs or other restrictions on products the Company imports, and various other factors referenced in this Quarterly Report on Form 10-Q. We will not update the forward-looking information contained herein to reflect actual results or changes in factors affecting the forward-looking information. The forward-looking information referred to above includes, but is not limited to:
(a) expectations regarding the Company's financial condition and liquidity, as well as future cash flows; (b) expectations regarding capital expenditures; and
(c) expectations regarding sales growth, gross margins, and selling, general and administrative expenses. In addition to the risks, uncertainties and other factors referred to above which may cause the actual results, performance or achievements to vary from predicted results, performance or achievements, these estimated amounts are based on various factors and were derived using numerous important assumptions, including: the Company's successful implementation of internal plans; its ability to control inventory levels; customer changes in the short range and long range; domestic and international competition in the Company's product areas; successful completion of programs to improve efficiency of the Company's distribution facilities; continued acceptance of existing products and the development and acceptance of new products; performance of key suppliers; changes in government import and export policies; risks related to international transactions and hedging strategies; the ability to establish a successful e-commerce function; the consummation of the proposed merger with by J.G. Durand Industries, S.A.; and general economic risks and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      None


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            (27)  Financial Data Schedule

      (b) Reports on Form 8-K

            On September 15, 2000, Form 8-K was filed with the Securities and Exchange Commission reporting the Agreement and Plan of Merger with J.G. Durand Industries, S.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MIKASA, INC.
                                    (Registrant)





Date: November 14, 2000              /s/ Raymond B. Dingman
                                    ------------------------------------------
                                    Raymond B. Dingman
                                    President and Chief Executive Officer




                                     /s/ Brenda W. Flores
                                    ------------------------------------------
                                    Brenda W. Flores
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX


Exhibit No.               Description                          Page
-----------               -----------                          ----
    27            Financial Data Schedule                       17